Form 10-Q
period 2001-09-30
SAVANNAH ELECTRIC & POWER CO; MISSISSIPPI POWER CO; GEORGIA POWER CO; ALABAMA POWER CO; SOUTHERN CO; GULF POWER CO
filed 2001-11-14
CIK 86940, 66904, 41091, 3153, 92122, 44545

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           _________________________
                                    FORM 10-Q
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Quarter Ended September 30, 2001
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Transition Period from _____to_____


Commission      Registrant, State of Incorporation,        I.R.S. Employer
File Number     Address and Telephone Number               Identification No.
-----------     -----------------------------------        ------------------
1-3526           The Southern Company                       58-0690070
                 (A Delaware Corporation)
                 270 Peachtree Street, N.W.
                 Atlanta, Georgia 30303
                 (404) 506-5000

1-3164           Alabama Power Company                      63-0004250
                 (An Alabama Corporation)
                 600 North 18th Street
                 Birmingham, Alabama 35291
                 (205) 257-1000

1-6468           Georgia Power Company                      58-0257110
                 (A Georgia Corporation)
                 241 Ralph McGill Boulevard, N.E.
                 Atlanta, Georgia 30308
                 (404) 506-6526

0-2429           Gulf Power Company                         59-0276810
                 (A Maine Corporation)
                 One Energy Place
                 Pensacola, Florida 32520
                 (850) 444-6111

0-6849           Mississippi Power Company                  64-0205820
                 (A Mississippi Corporation)
                 2992 West Beach
                 Gulfport, Mississippi 39501
                 (228) 864-1211

1-5072           Savannah Electric and Power Company        58-0418070
                 (A Georgia Corporation)
                 600 East Bay Street
                 Savannah, Georgia 31401
                 (912) 644-7171
==================================== ==========================================

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No____

                                     Description of          Shares Outstanding
 Registrant                          Common Stock            at October 31, 2001

The Southern Company                  Par Value $5 Per Share     695,131,435
Alabama Power Company                 Par Value $40 Per Share      6,000,000
Georgia Power Company                 No Par Value                 7,761,500
Gulf Power Company                    No Par Value                   992,717
Mississippi Power Company             Without Par Value            1,121,000
Savannah Electric and Power Company   Par Value $5 Per Share      10,844,635

     This combined Form 10-Q is separately filed by The Southern Company, Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company and Savannah Electric and Power Company. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes no representation as to information relating to the other companies.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                               September 30, 2001

                                                                                                                               Page
                                                                                                                             Number
DEFINITIONS...............................................................................................................     4
                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition
             The Southern Company and Subsidiary Companies
                Condensed Consolidated Statements of Income........................................................            7
                Condensed Consolidated Statements of Cash Flows....................................................            8
                Condensed Consolidated Balance Sheets..............................................................            9
                Condensed Consolidated Statements of Comprehensive Income and
                   Accumulated Other Comprehensive Income..........................................................           11
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           12
             Alabama Power Company
                Condensed Statements of Income.....................................................................           20
                Condensed Statements of Cash Flows.................................................................           21
                Condensed Balance Sheets...........................................................................           22
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           24
             Georgia Power Company
                Condensed Statements of Income.....................................................................           30
                Condensed Statements of Cash Flows.................................................................           31
                Condensed Balance Sheets...........................................................................           32
                Condensed Statements of Comprehensive Income and Accumulated
                    Other Comprehensive Income.....................................................................           34
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           35
             Gulf Power Company
                Condensed Statements of Income.....................................................................           41
                Condensed Statements of Cash Flows.................................................................           42
                Condensed Balance Sheets...........................................................................           43
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           45
             Mississippi Power Company
                Condensed Statements of Income.....................................................................           51
                Condensed Statements of Cash Flows.................................................................           52
                Condensed Balance Sheets...........................................................................           53
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           55
             Savannah Electric and Power Company
                Condensed Statements of Income.....................................................................           61
                Condensed Statements of Cash Flows.................................................................           62
                Condensed Balance Sheets...........................................................................           63
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           65
             Notes to the Condensed Financial Statements...........................................................           69
Item 3.      Quantitative and Qualitative Disclosures about Market Risk............................................           18
                           PART II - OTHER INFORMATION
Item 1.  Legal Proceedings.........................................................................................           75
Item 2.  Changes in Securities and Use of Proceeds................................................................. Inapplicable
Item 3.  Defaults Upon Senior Securities........................................................................... Inapplicable
Item 4.  Submission of Matters to a Vote of Security Holders....................................................... Inapplicable
Item 5.  Other Information......................................................................................... Inapplicable
Item 6.  Exhibits and Reports on Form 8-K..........................................................................           75
         Signatures ...............................................................................................           76




                                   DEFINITIONS
TERM                                             MEANING
ALABAMA.....................................     Alabama Power Company
Clean Air Act ..............................     Clean Air Act Amendments of 1990
ECO Plan....................................     Environmental Compliance Overview Plan
Energy Act..................................     Energy Policy Act of 1992
EPA.........................................     U. S. Environmental Protection Agency
FASB........................................     Financial Accounting Standards Board
FERC........................................     Federal Energy Regulatory Commission
Form 10-K...................................     Combined Annual Report on Form 10-K of SOUTHERN, ALABAMA,
                                                 GEORGIA, GULF, MISSISSIPPI and SAVANNAH for the year ended
                                                 December 31, 2000
GEORGIA.....................................     Georgia Power Company
GULF........................................     Gulf Power Company
integrated Southeast utilities..............     ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH
Mirant......................................     Mirant Corporation (formerly Southern Energy, Inc.)
MISSISSIPPI.................................     Mississippi Power Company
Mobile Energy...............................     Mobile Energy Services Company, L.L.C. and Mobile Energy Services
                                                 Holdings, Inc.
PEP.........................................     Performance Evaluation Plan
PSC.........................................     Public Service Commission
RTO.........................................     Regional Transmission Organization
SAVANNAH....................................     Savannah Electric and Power Company
SCS.........................................     Southern Company Services, Inc.
SEC.........................................     Securities and Exchange Commission
SOUTHERN....................................     The Southern Company
SOUTHERN system.............................     SOUTHERN, the integrated Southeast utilities and other subsidiaries
TVA.........................................     Tennessee Valley Authority

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     This Quarterly Report on Form 10-Q contains forward-looking and historical information. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. The registrants caution that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include the impact of recent and future federal and state regulatory change, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry and also changes in environmental and other laws and regulations to which SOUTHERN and its subsidiaries are subject, as well as changes in application of existing laws and regulations; current and future litigation, including the EPA civil action against certain subsidiaries of SOUTHERN and the diversity litigation against certain subsidiaries of SOUTHERN; the effects, extent and timing of additional competition in the markets in which SOUTHERN's subsidiaries operate; the impact of fluctuations in commodity prices, interest rates and customer demand; state and federal rate regulation in the United States; political and legal conditions and developments in the United States; the performance of projects undertaken by the non-traditional business and the success of efforts to invest in and develop new opportunities; internal restructuring or other restructuring options that may be pursued; potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or beneficial to SOUTHERN or its subsidiaries; the effects of, and changes in, economic conditions in the areas in which SOUTHERN's subsidiaries operate; the direct or indirect effects on SOUTHERN's business resulting from the terrorist incidents on September 11, 2001, or any similar such incidents or responses to such incidents; financial market conditions and the results of financing efforts; the timing and acceptance of SOUTHERN's new product and service offerings; the ability of SOUTHERN to obtain additional generating capacity at competitive prices; weather and other natural phenomena; and other factors discussed elsewhere herein and in other reports (including the Form 10-K) filed from time to time with the SEC.

                              THE SOUTHERN COMPANY
                            AND SUBSIDIARY COMPANIES

                                                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                          For the Three Months                     For the Nine Months
                                                           Ended September 30,                     Ended September 30,
                                                          2001              2000                 2001                 2000
                                                         ------------- ----------------   --------------------  -----------------
                                                                       (in thousands)                           (in thousands)
Operating Revenues:
Retail sales                                               $2,611,359       $2,732,295             $6,639,693         $6,703,288
Sales for resale                                              382,612          325,136                929,652            732,253
Other revenues                                                170,490          139,944                426,438            336,179
                                                         ------------- ----------------   --------------------  -----------------
Total operating revenues                                    3,164,461        3,197,375              7,995,783          7,771,720
                                                         ------------- ----------------   --------------------  -----------------
Operating Expenses:
Operation --
 Fuel                                                         751,297          778,508              2,013,684          1,946,961
 Purchased power                                              337,549          321,142                648,906            551,976
 Other operations                                             466,301          454,182              1,349,013          1,307,327
Maintenance                                                   186,661          173,472                642,159            599,186
Depreciation and amortization                                 282,396          286,940                869,449            890,015
Taxes other than income taxes                                 142,372          144,341                414,585            411,357
                                                         ------------- ----------------   --------------------  -----------------
Total operating expenses                                    2,166,576        2,158,585              5,937,796          5,706,822
                                                         ------------- ----------------   --------------------  -----------------
Operating Income                                              997,885        1,038,790              2,057,987          2,064,898
Other Income:
Interest income                                                 5,607           12,518                 17,653             33,276
Equity in losses of unconsolidated subsidiaries               (18,491)          (5,343)               (37,227)           (16,798)
Other, net                                                     33,871           10,085                 62,589             36,958
                                                         ------------- ----------------   --------------------  -----------------
Earnings From Continuing Operations
 Before Interest and Income Taxes                           1,018,872        1,056,050              2,101,002          2,118,334
                                                         ------------- ----------------   --------------------  -----------------
Interest and Other:
Interest expense, net                                         133,517          169,799                424,055            492,032
Distributions on capital and preferred
 securities of subsidiaries                                    42,015           42,261                126,355            126,781
Preferred dividends of subsidiaries                             4,550            4,801                 13,969             14,259
                                                         ------------- ----------------   --------------------  -----------------
Total interest and other                                      180,082          216,861                564,379            633,072
                                                         ------------- ----------------   --------------------  -----------------
Earnings From Continuing Operations Before
 Income Taxes                                                 838,790          839,189              1,536,623          1,485,262
Income taxes                                                  284,412          315,889                533,115            555,461
                                                         ------------- ----------------   --------------------  -----------------
Earnings From Continuing Operations Before
 Cumulative Effect of Accounting Change                       554,378          523,300              1,003,508            929,801
Cumulative effect of accounting change --
 less income taxes of $477                                          -                -                    771                  -
                                                         ------------- ----------------   --------------------  -----------------
Earnings From Continuing Operations                           554,378          523,300              1,004,279            929,801
Earnings from discontinued operations, net of income
 taxes of $0 and $85,365 for the three months and
 $92,713 and $55,947 for the nine months ended
 2001 and 2000, respectively                                        -           90,233                142,217            271,080
                                                         ------------- ----------------   --------------------  -----------------
Consolidated Net Income                                      $554,378         $613,533             $1,146,496         $1,200,881
                                                         ============= ================   ====================  =================
Common Stock Data:
Basic earnings per share of common stock --
 Earnings per share from continuing operations                  $0.80            $0.81                  $1.46              $1.43
 Earnings per share from discontinued operations                $0.00            $0.14                  $0.21              $0.42
                                                         ------------- ----------------   --------------------  -----------------
Consolidated Basic Earnings Per Share                           $0.80            $0.95                  $1.67              $1.85
                                                         ============= ================   ====================  =================
Diluted earnings per share of common stock --
 Earnings per share from continuing operations                  $0.79            $0.81                  $1.45              $1.43
 Earnings per share from discontinued operations                $0.00            $0.14                  $0.21              $0.42
                                                         ------------ ----------------   --------------------  -----------------
Consolidated Diluted Earnings Per Share                         $0.79            $0.95                  $1.66              $1.85
                                                         ============= ================   ====================  =================
Average number of basic shares of common
 stock outstanding (in thousands)                             691,687          649,347                686,988            650,392
Average number of diluted shares of common
 stock outstanding (in thousands)                             696,728          650,869                691,068            651,225
Cash dividends paid per share of common stock                  $0.335           $0.335                 $1.005             $1.005

                           The accompanying notes as they relate to SOUTHERN are an integral part of these statements.

                                         THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                     For the Nine Months
                                                                                                     Ended September 30,
                                                                                                    2001              2000
                                                                                              ----------------- -----------------
                                                                                                        (in thousands)
Operating Activities:
Consolidated net income                                                                             $1,146,496        $1,200,881
Adjustments to reconcile consolidated net income
 to net cash provided from operating activities --
      Less income from discontinued operations                                                         142,217           271,080
      Depreciation and amortization                                                                    991,014         1,017,874
      Deferred income taxes and investment tax credits                                                   5,248            84,523
      Equity in losses of unconsolidated subsidiaries                                                   37,227            16,798
      Other, net                                                                                      (558,316)         (169,884)
      Changes in certain current assets and liabilities --
        Receivables, net                                                                               (96,286)         (363,846)
        Fossil fuel stock                                                                             (132,012)           57,208
        Materials and supplies                                                                         (24,749)           (6,233)
        Accounts payable                                                                              (177,191)            2,793
        Other                                                                                          455,721           222,985
                                                                                              ----------------- -----------------
Net cash provided from operating activities of continuing operations                                 1,504,935         1,792,019
                                                                                              ----------------- -----------------
Investing Activities:
Gross property additions                                                                            (2,016,408)       (1,533,883)
Other                                                                                                  (63,180)         (109,239)
                                                                                              ----------------- -----------------
Net cash used for investing activities of continuing operations                                     (2,079,588)       (1,643,122)
                                                                                              ----------------- -----------------
Financing Activities:
Increase (decrease) in notes payable, net                                                              199,728            42,429
Proceeds --
 Other long-term debt                                                                                1,469,012           742,610
 Common stock                                                                                          327,668            60,470
Redemptions --
 First mortgage bonds                                                                                 (615,773)         (211,009)
 Other long-term debt                                                                                 (295,242)         (165,118)
 Preferred stock                                                                                             -              (383)
 Common stock repurchased                                                                                    -          (414,643)
Payment of common stock dividends                                                                     (689,123)         (655,135)
Other                                                                                                  (20,037)          (16,849)
                                                                                              ----------------- -----------------
Net cash provided from (used for) financing activities of continuing operations                        376,233          (617,628)
                                                                                              ----------------- -----------------
Cash provided by discontinued operations                                                               304,853           510,198
                                                                                              ----------------- -----------------
Net Increase in Cash and Cash Equivalents                                                              106,433            41,467
Cash and Cash Equivalents at Beginning of Period                                                       199,191           153,955
                                                                                              ----------------- -----------------
Cash and Cash Equivalents at End of Period                                                            $305,624          $195,422
                                                                                              ================= =================
Supplemental Cash Flow Information From Continuing Operations:
Cash paid during the period for --
 Interest (net of amount capitalized)                                                                 $422,158          $564,846
 Income taxes (net of refunds)                                                                        $251,645          $290,564





                  The accompanying notes as they relate to SOUTHERN are an integral part of these statements.

                                        THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                                            CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                        At September 30,
                                                                                              2001            At December 31,
Assets                                                                                    (Unaudited)              2000
                                                                                       -------------------  -------------------
                                                                                                              (in thousands)
Current Assets:
Cash and cash equivalents                                                                       $ 305,624            $ 199,191
Special deposits                                                                                   34,677                5,895
Receivables, less accumulated provisions for uncollectible accounts of $22,952 at September 30, 2001 and $21,799
 at December 31, 2000                                                                           1,439,469            1,311,457
Under recovered retail fuel clause revenue                                                        381,485              418,077
Fossil fuel stock, at average cost                                                                327,217              195,206
Materials and supplies, at average cost                                                           532,174              507,425
Other                                                                                             252,606              187,948
                                                                                       -------------------  -------------------
Total current assets                                                                            3,273,252            2,825,199
                                                                                       -------------------  -------------------
Property, Plant, and Equipment:
In service                                                                                     35,486,122           34,187,808
Less accumulated depreciation                                                                  14,828,004           14,348,763
                                                                                       -------------------  -------------------
                                                                                               20,658,118           19,839,045
Nuclear fuel, at amortized cost                                                                   196,089              214,620
Construction work in progress                                                                   1,920,080            1,568,737
                                                                                       -------------------  -------------------
Total property, plant, and equipment                                                           22,774,287           21,622,402
                                                                                       -------------------  -------------------
Other Property and Investments:
Nuclear decommissioning trusts, at fair value                                                     646,854              689,561
Net assets of discontinued operations                                                                   -            3,320,497
Leveraged leases                                                                                  640,567              595,952
Other                                                                                             178,467              165,332
                                                                                       -------------------  -------------------
Total other property and investments                                                            1,465,888            4,771,342
                                                                                       -------------------  -------------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                                                          938,741              956,673
Prepaid pension costs                                                                             593,541              498,279
Debt expense, being amortized                                                                     104,627               99,442
Premium on reacquired debt, being amortized                                                       278,942              280,239
Other                                                                                             369,433              308,082
                                                                                       -------------------  -------------------
Total deferred charges and other assets                                                         2,285,284            2,142,715
                                                                                       -------------------  -------------------

Total Assets                                                                                  $29,798,711          $31,361,658
                                                                                       ===================  ===================




                 The accompanying notes as they relate to SOUTHERN are an integral part of these statements.


                                        THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                                            CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                        At September 30,
                                                                                              2001            At December 31,
Liabilities and Stockholders' Equity                                                      (Unaudited)              2000
                                                                                       -------------------  -------------------
                                                                                                              (in thousands)
Current Liabilities:
Securities due within one year                                                                  $ 528,956             $ 67,324
Notes payable                                                                                   1,879,371            1,679,643
Accounts payable                                                                                  662,586              870,032
Customer deposits                                                                                 149,592              139,798
Taxes accrued --
  Income taxes                                                                                    438,258               87,731
  Other                                                                                           276,766              208,143
Interest accrued                                                                                  175,748              120,770
Vacation pay accrued                                                                              119,894              118,710
Other                                                                                             414,941              444,600
                                                                                       -------------------  -------------------
Total current liabilities                                                                       4,646,112            3,736,751
                                                                                       -------------------  -------------------
Long-term debt                                                                                  7,940,585            7,842,491
                                                                                       -------------------  -------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                                               4,134,253            4,074,265
Deferred credits related to income taxes                                                          513,362              551,259
Accumulated deferred investment tax credits                                                       641,453              663,579
Employee benefits provisions                                                                      507,654              478,414
Prepaid capacity revenues                                                                          42,237               58,377
Other                                                                                             786,579              651,805
                                                                                       -------------------  -------------------
Total deferred credits and other liabilities                                                    6,625,538            6,477,699
                                                                                       -------------------  -------------------
Company or subsidiary obligated mandatorily redeemable
  capital and preferred securities                                                              2,246,250            2,246,250
                                                                                       -------------------  -------------------
Cumulative preferred stock of subsidiaries                                                        368,126              368,126
                                                                                       -------------------  -------------------
Common Stockholders' Equity:
Common stock, par value $5 per share --
  Authorized -- 1 billion shares
  Issued   -- September 30, 2001:  700,622,308 shares;
           -- December 31, 2000:  700,622,308 shares                                            3,503,112            3,503,112
Paid-in capital                                                                                     9,665            3,153,461
Treasury, at cost -- September 30, 2001:  6,398,506 shares;
           -- December 31, 2000:  19,464,122 shares                                              (174,926)            (544,515)
Retained earnings                                                                               4,643,091            4,671,881
Accumulated other comprehensive income                                                             (8,842)             (93,598)
                                                                                       -------------------  -------------------
Total common stockholders' equity                                                               7,972,100           10,690,341
                                                                                       -------------------  -------------------

Total Liabilities and Stockholders' Equity                                                    $29,798,711          $31,361,658
                                                                                       ===================  ===================




                 The accompanying notes as they relate to SOUTHERN are an integral part of these statements.

                                                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                                   For the Three Months                 For the Nine Months
                                                                   Ended September 30,                  Ended September 30,
                                                                  ----------------------------  --------------------------------
                                                                   2001            2000          2001                2000
                                                                  -----------  --------------   -------------    --------------
                                                                             (in thousands)                   (in thousands)

Consolidated net income                                             $554,378        $613,533     $ 1,146,496        $1,200,881
Other comprehensive income - continuing operations:
  Cumulative effect of accounting change                                   -               -             466                 -
  Current period changes in fair value                               (15,227)            202         (14,863)              202
  Related income tax benefits                                          5,621             (78)          5,306               (78)
                                                                  -----------  --------------   -------------    --------------
        Total other comprehensive income - Continuing operations      (9,606)            124          (9,091)              124
                                                                  -----------  --------------   -------------    --------------

Other comprehensive income - discontinued operations:
  Cumulative effect of accounting change, net of income tax                -               -        (249,246)                -
  Current period changes in fair value, net of income tax                  -               -        (103,962)                -
  Current period reclassifications to net income, net of income tax        -               -          59,857                 -
  Foreign currency translation adjustments and other,
   net of income tax                                                       -           3,741         (21,199)          (14,844)
                                                                  -----------  --------------   -------------    --------------
Total other comprehensive income - discontinued operations                 -           3,741        (314,550)          (14,844)
                                                                  -----------  --------------   -------------    --------------

CONSOLIDATED COMPREHENSIVE INCOME                                   $544,772        $617,398       $ 822,855        $1,186,161
                                                                  ===========  ==============   =============    ==============




                                                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                                        CONSOLIDATED STATEMENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME

                                                                           At September 30,          At
                                                                              2001             December 31,
                                                                           (Unaudited)            2000
                                                                       -------------------    --------------
                                                                                  (in thousands)

Balance at beginning of period - continuing operations                              $ 249               $ -
Change in current period - continuing operations                                   (9,091)              249
                                                                       -------------------    --------------
BALANCE AT END OF PERIOD - Continuing Operations                                   (8,842)              249
                                                                       -------------------    --------------

Balance at beginning of period - discontinued operations                          (93,847)          (92,395)
Change in current period - discontinued operations                                      -            (1,452)
Impact of spin-off                                                                 93,847                 -
                                                                       -------------------    --------------
BALANCE AT END OF PERIOD - Discontinued Operations                                      -           (93,847)
                                                                       -------------------    --------------

TOTAL ACCUMULATED OTHER COMPREHENSIVE INCOME                                     ($ 8,842)         ($93,598)
                                                                       ===================    ==============



                           The accompanying notes as they relate to SOUTHERN are an integral part of these statements.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                   THIRD QUARTER 2001 vs. THIRD QUARTER 2000
                                       AND
                     YEAR-TO-DATE 2001 vs. YEAR-TO-DATE 2000

RESULTS OF OPERATIONS

Effective April 2, 2001, SOUTHERN completed a spin off of its remaining ownership of 272 million Mirant shares to SOUTHERN's shareholders in a tax free distribution. Shares from the spin off were distributed at a rate of approximately 0.4 share of Mirant common stock for every share of SOUTHERN common stock held at the record date. As a result of the spin off, SOUTHERN's financial statements reflect Mirant as discontinued operations.

     SOUTHERN is now focusing on three main businesses in the Southeast: its traditional business, represented by its five integrated Southeast utilities providing electric service in four states; a growing competitive generation business in the eight state "Super Southeast" region; and energy-related products and services for its retail customers.

Earnings

SOUTHERN's third quarter and year-to-date 2001 earnings from continuing operations were $554 million ($0.80 per share) and $1.0 billion ($1.46 per share), respectively, compared with $523 million ($0.81 per share) and $930 million ($1.43 per share) in the third quarter and year-to-date 2000. The third quarter and year-to-date 2001 increases in earnings are primarily due to continued customer growth, strong performance in SOUTHERN's competitive generation business and lower interest expense from declining short-term debt and reduced interest rates.

     Significant income statement items appropriate for discussion include the following:

                                                                           Increase (Decrease)
                                                      ---------------------------------------------------------------
                                                              Third Quarter                    Year-To-Date
                                                      ------------------------------- -------------------------------
                                                        (in thousands)        %       (in thousands)          %
Retail sales.....................................        $(120,936)          (4.4)       $(63,595)           (0.9)
Sales for resale.................................           57,476           17.7          197,399           27.0
Other revenues...................................           30,546           21.8           90,259           26.8
Purchased power expense..........................           16,405            5.1           96,928           17.6
Maintenance expense..............................           13,189            7.6           42,973            7.2
Interest income..................................           (6,911)         (55.2)         (15,623)         (46.9)
Equity in losses of unconsolidated
  subsidiaries                                             (13,148)        (246.1)         (20,429)        (121.6)
Other, net.......................................           23,786          235.9           25,631           69.4
Interest expense, net............................          (36,282)         (21.4)         (67,977)         (13.8)

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Retail sales. Excluding fuel revenues, which generally do not affect net income, retail sales revenue was down by $41 million, or 2.2%, in the third quarter of 2001 and $37 million, or 0.8%, year-to-date 2001 compared to the same periods in the prior year. Retail sales revenue in the third quarter and year-to-date 2001 decreased due primarily to lower energy sales that resulted from milder weather and the slowdown in manufacturing activities in SOUTHERN's service area when compared to the same periods in 2000. Retail energy sales were down by 3.5% and 2.1% for the third quarter and year-to-date 2001, respectively. The decrease in year-to-date 2001 retail sales revenue was partially offset by an increase in commercial revenues due to a 2.2% increase in commercial energy sales.

     Sales for resale. Increased demand for energy from outside of SOUTHERN's service territory led to increases in the third quarter and year-to-date 2001. Also reflected in these revenues are sales from Plant Dahlberg, which went into service in the second quarter of 2000, and Plant Daniel Units 3 and 4, which went into service in the second quarter of 2001.

     Other revenues. The third quarter 2001 increase in other revenues is primarily attributed to growth in project revenue at SOUTHERN's energy services subsidiary and revenues from services provided to an alternative fuel partnership under an agreement that began in April 2001. The year-to-date 2001 increase is attributed to several factors including revenues from energy services and alternative fuel services as mentioned above; and increased revenues from gas-fueled cogeneration steam facilities, transmission of electricity to others, distribution equipment rentals and outdoor lighting. However, cogeneration revenues generally have no material effect on net income since they are generally equal to related fuel expenses.

     Purchased power expense. During the third quarter and year-to-date 2001, purchased power expense increased primarily due to increased demand for energy by wholesale customers when compared to the same periods in 2000. Since energy expenses are usually offset by energy revenues, these expenses do not have a significant impact on earnings.

     Maintenance expense. During the third quarter and year-to-date 2001, these expenses increased when compared to the same periods in 2000 primarily due to scheduled work performed on power generating facilities and transmission and distribution facilities.

     Interest income. For the third quarter and year-to-date 2001, interest income decreased from the amounts recorded in the same periods in 2000 mainly due to decreases in the recognized gains on investments held by the nuclear decommissioning trusts, which were offset by a concurrent reduction of other interest charges in accordance with FERC requirements.

     Equity in losses of unconsolidated subsidiaries. The third quarter and year-to-date 2001 decreases in this item primarily relate to the investment by SOUTHERN in partnerships producing alternative fuel products.

     Other, net. These increases in the third quarter and year-to-date 2001 are mainly attributed to mark to market adjustments for derivative electric contracts as required by FASB Statement No. 133 and gains on property sales. Reference is made to Note (C) in the "Notes to the Condensed Financial Statements" herein for additional information on the adoption of Statement No. 133.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Interest expense, net. Interest on long-term debt and interest on notes payable decreased during the third quarter and year-to-date 2001 when compared to the corresponding periods in 2000. The factors contributing to these decreases include the redemption of first mortgage bonds and the repayment of other long-term debt in the first half of 2001 and declining short-term debt and lower interest rates on outstanding notes payable.

Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors. The two major factors are the ability of the integrated Southeast utilities to achieve energy sales growth while containing costs in a more competitive environment and the profitability of the new competitive market-based wholesale generating facilities being added. For additional information relating to the other businesses, see Item 1 - BUSINESS - "Other Business" in the Form 10-K. Also, reference is made to Note (B) in the "Notes to the Condensed Financial Statements" herein for information relating to the spin off of Mirant.

     With the enactment of the Energy Act and new legislation being discussed at federal and state levels to expand customer choice, SOUTHERN is positioning the business to meet the challenge of increasing competition. For additional information, see Item 1 - BUSINESS - "Competition" and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of SOUTHERN in the Form 10-K.

     Compliance costs related to the Clean Air Act could affect earnings if such costs cannot be offset. For additional information about the Clean Air Act and other environmental issues, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" of SOUTHERN in the Form 10-K.

     On March 14, 2001, the FERC rejected certain elements of SOUTHERN's RTO proposal. For additional information on the FERC's response to SOUTHERN's proposal, reference is made to Item 1 - BUSINESS - "Integrated Southeast Utilities" in the Form 10-K. Following the March 14, 2001 order, SOUTHERN submitted a series of status reports informing the FERC of progress toward the development of a Southeastern RTO. In these status reports, SOUTHERN explained that it has entered into memoranda of understanding to develop an RTO with a number of non-jurisdictional cooperative and public power entities. In addition, SOUTHERN has entered into a memorandum of understanding with TVA to address coordination issues between their transmission systems. On July 12, 2001, the FERC issued an order on the status reports of SOUTHERN, as well as GridSouth and Entergy/Southwest Power Pool. In those orders, the FERC indicated that it favored a single RTO for the Southeast. The FERC initiated a mediation process and directed the parties to participate in the mediation for 45 days. The parties to the mediation failed to reach agreement on a single RTO for the Southeast. On November 7, 2001, the FERC suspended the December 15, 2001 deadline to form an RTO established in its order issued December 20, 1999. SOUTHERN continues to work with the other entities to develop an RTO.

     Reference is also made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" and Note 3 to the financial statements of SOUTHERN in the Form 10-K for information on EPA litigation.

     Reference is made to Notes (B) through (K), (N) and (Q) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential. Reference is also made to Part II - Item 1 - "Legal Proceedings" herein.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


New Accounting Standards

Effective January 1, 2001, SOUTHERN and its subsidiaries adopted FASB Statement No. 133, as amended, and changed the method of accounting for derivative instruments. Derivatives are now reflected on the Condensed Consolidated Balance Sheet at fair market value. Reference is made to Note (C) in the "Notes to the Condensed Financial Statements" herein for additional information on the adoption of Statement No. 133.

     In June 2001, the FASB issued Statement No. 141, "Business Combinations," which establishes new accounting and reporting standards for business combinations and supersedes Accounting Principles Board (APB) Opinion No. 16. All business combinations initiated after June 30, 2001 must now be accounted for using the purchase method of accounting.

     Also in June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets," which establishes new accounting and reporting standards for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for upon acquisition and on an ongoing basis. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, which are no longer limited to 40 years. The provisions of Statement No. 142 are effective beginning in 2002 and are not expected to have a material impact on SOUTHERN's financial statements.

     Additionally in June 2001, the FASB issued Statement No. 143, "Asset Retirement Obligations," which establishes new accounting and reporting standards for legal obligations associated with retiring assets, including decommissioning nuclear plants. The fair value of a liability for an asset retirement obligation must be recorded in the period in which it is incurred, with the cost capitalized as part of the related long-lived asset and depreciated over the asset's useful life. Changes in the liability resulting from the passage of time will be recognized as operating expenses. Statement No. 143 must be adopted by 2003. SOUTHERN has not yet quantified the impact of adopting Statement No. 143 on its financial statements. Reference is made to MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of SOUTHERN, ALABAMA and GEORGIA in Item 7 and Note 1 to the financial statements of SOUTHERN, ALABAMA and GEORGIA under "Depreciation and Nuclear Decommissioning" in Item 8 of the Form 10-K.

     In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes both Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions for the disposal of a segment of a business contained in APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Statement No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations. The provisions of Statement No. 144 are effective beginning in 2002 and are not expected to have a material impact on SOUTHERN's financial statements.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


FINANCIAL CONDITION

Overview

Major changes in SOUTHERN's financial condition during the first nine months of 2001 included $2.0 billion used for gross property additions to utility plant. The funds for these additions and other capital requirements were from operations and other long-term debt. See SOUTHERN's Condensed Consolidated Statements of Cash Flows for further details.

Financing Activities

In February 2001, GEORGIA issued $350 million aggregate principal amount of senior notes consisting of $200 million of Series F 5.75% Senior Notes due January 31, 2003 and $150 million of Series G 6.20% Senior Notes due February 1, 2006. The proceeds of the sale were applied to redeem $200 million of GEORGIA's First Mortgage Bonds, 6 5/8% Series due April 2003 and to repay a portion of GEORGIA's outstanding short-term indebtedness. Also in February 2001, GEORGIA issued $100 million of Series H 6.70% Senior Insured Quarterly Notes due March 1, 2011. The proceeds of this sale were used to repay an additional portion of GEORGIA's outstanding short-term indebtedness.

     In April 2001, ALABAMA sold, through a public authority, $10 million of variable rate demand revenue bonds due April 1, 2031. The proceeds of the sale were used to pay certain costs incurred in connection with the acquisition, construction, installation and equipping of certain local district heating facilities and sewage and solid waste facilities at ALABAMA's Theodore Cogeneration Plant. In May 2001, GEORGIA issued $150 million of Series I 5.25% Senior Notes due May 8, 2003. The proceeds of this sale were used in May 2001 to repurchase $47 million aggregate principal amount of GEORGIA's First Mortgage Bonds, 7.70% Series due May 1, 2025, $1.9 million aggregate principal amount of GEORGIA's First Mortgage Bonds, 6 7/8% Series due April 1, 2008 and $8.1 million aggregate principal amount of GEORGIA's First Mortgage Bonds, 6.07% Series due December 1, 2005 and to redeem in June 2001 $75 million outstanding principal amount of GEORGIA's First Mortgage Bonds, 6.35% Series due August 1, 2003. The remainder was used to repay a portion of GEORGIA's outstanding short-term indebtedness. Also in May 2001, SAVANNAH issued $65 million aggregate principal amount of senior notes consisting of $20 million of Series B 5.12% Senior Notes due May 15, 2003 and $45 million of Series C 6.55% Senior Notes due May 15, 2008. The proceeds of the sale were used to redeem in June 2001 the $20 million outstanding principal amount of SAVANNAH's First Mortgage Bonds, 6 3/8% Series due July 1, 2003 and to repay $30 million in bank loans and a portion of SAVANNAH's outstanding short-term indebtedness.

     In July 2001, GEORGIA sold, through public authorities, an aggregate principal amount of $58.845 million of pollution control revenue bonds due July 1, 2031. Also in July 2001, GEORGIA sold, through public authorities, $67 million of pollution control revenue bonds due July 1, 2016. The proceeds of these sales will be used to redeem various series of outstanding pollution control revenue bonds. In August 2001, ALABAMA issued $275 million of Series N 4.875% Senior Notes due September 1, 2004 and $167 million of Series O Floating Rate Senior Notes due March 3, 2003. The proceeds of these sales of senior notes were used to redeem the $131.5 million outstanding principal amount of its First Mortgage Bonds, 9% Series due December 1, 2024 and for other corporate purposes including the repayment of a portion of ALABAMA's short-term indebtedness. Also in August 2001, GULF issued $60 million of Series C 4.69% Senior Notes due August 1, 2003. The proceeds of the sale will be used to redeem $30 million outstanding principal amount of GULF's First Mortgage Bonds, 6 1/8% Series due July 1, 2003 and to repay a portion of GULF's short-term indebtedness.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     In September 2001, ALABAMA sold, through a public authority, $10 million of variable rate demand revenue bonds due September 1, 2031. The proceeds from this sale were used to pay certain costs incurred in connection with the acquisition, construction, installation and equipping of certain solid waste disposal facilities at ALABAMA's James M. Barry Generating Plant. Also in September 2001, GEORGIA sold, through public authorities, $14.075 million of pollution control revenue bonds due September 1, 2018 and $28.065 million of pollution control revenue bonds due September 1, 2024. In October 2001, GEORGIA sold, through public authorities, $83.515 million of pollution control bonds due January 1, 2012 and $133.535 million of pollution control bonds due January 1, 2032. The proceeds of these issues were used to redeem various outstanding amounts of pollution control revenue bonds. Also in October 2001, GULF issued $75 million of Series D 6.10% Senior Notes due September 30, 2016. The proceeds of this sale will be used to prepay a portion of a $100 million bank loan.

     The market price of SOUTHERN's common stock at September 30, 2001 was $23.98 per share and the book value was $11.48 per share, representing a market-to-book ratio of 209%, compared to $33.25, $15.69 and 212%, respectively, at the end of 2000. The decreases in market price and book value per share reflect the impact of the Mirant spin off. The dividend for the third quarter of 2001 was $0.335 per share.

Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Capital Requirements," "Other Capital Requirements" and "Environmental Matters" of SOUTHERN in the Form 10-K for a description of the SOUTHERN system's capital requirements for its construction program, sinking fund requirements, maturing debt and environmental compliance efforts. Approximately $529 million will be required by September 30, 2002 for redemptions and maturities of long-term debt. Also, the integrated Southeast utilities plan to continue, to the extent possible, a program to retire higher-cost debt and replace these securities with lower-cost capital.

Sources of Capital

In addition to the financing activities previously described, SOUTHERN may require additional equity capital over the next several years. The amounts and timing of additional equity capital to be raised will be contingent on SOUTHERN's investment opportunities. The integrated Southeast utilities plan to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings--if needed--will depend upon market conditions and regulatory approval. See Item 1 - BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, the SOUTHERN system had at September 30, 2001 approximately $306 million of cash and cash equivalents and approximately $5 billion of unused credit arrangements with banks. These unused credit arrangements also provide liquidity support to variable rate pollution control bonds and commercial paper programs. SOUTHERN's integrated Southeast utilities may also meet short-term cash needs through a SOUTHERN subsidiary organized to issue and sell commercial paper at the request and for the benefit of each of the integrated Southeast utilities. At September 30, 2001, the SOUTHERN system had short-term notes payable outstanding of $105 million and commercial paper outstanding of $1.8 billion. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

PART I

Item 3.       Quantitative And Qualitative Disclosures About Market Risk.


     Reference is made to MANAGEMENT'S DISCUSSION AND ANALYSIS - "Market Price Risk" and Note 1 to the financial statements of SOUTHERN in Item 8 of the Form 10-K. Additional reference is made to Notes (C), (D) and (I) in the "Notes to the Condensed Financial Statements" contained herein for additional information regarding commodity-related marketing and price risk management activities.

                              ALABAMA POWER COMPANY

                                                         ALABAMA POWER COMPANY
                                              CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                               For the Three Months               For the Nine Months
                                                                Ended September 30,               Ended September 30,
                                                              2001              2000             2001             2000
                                                         ----------------  ---------------- ---------------- ----------------
                                                                          (in thousands)    (in thousands)
Operating Revenues:
Retail sales                                                    $814,392          $945,964       $2,161,671       $2,299,660
Sales for resale --
 Non-affiliates                                                  150,701           140,726          383,647          350,542
 Affiliates                                                       69,196            25,954          189,319           73,046
Other revenues                                                    26,428            24,651           79,949           60,682
                                                         ----------------  ---------------- ---------------- ----------------
Total operating revenues                                       1,060,717         1,137,295        2,814,586        2,783,930
                                                         ----------------  ---------------- ---------------- ----------------
Operating Expenses:
Operation --
 Fuel                                                            285,945           285,316          778,708          698,711
 Purchased power --
  Non-affiliates                                                  51,862            75,066          127,862          130,939
  Affiliates                                                      31,340            53,798          118,349          134,585
 Other                                                           123,202           126,654          378,204          374,263
Maintenance                                                       57,898            60,021          222,467          220,617
Depreciation and amortization                                     93,862            92,760          286,466          274,458
Taxes other than income taxes                                     54,789            53,773          166,470          160,013
                                                         ----------------  ---------------- ---------------- ----------------
Total operating expenses                                         698,898           747,388        2,078,526        1,993,586
                                                         ----------------  ---------------- ---------------- ----------------
Operating Income                                                 361,819           389,907          736,060          790,344
Other Income:
Interest income                                                    1,650             8,943            8,177           23,420
Equity in earnings of unconsolidated subsidiaries                  1,002               847            3,001            2,344
Other, net                                                         1,341             1,298           (2,834)             109
                                                         ----------------  ---------------- ---------------- ----------------
Earnings Before Interest and Income Taxes                        365,812           400,995          744,404          816,217
                                                         ----------------  ---------------- ---------------- ----------------
Interest and Other:
Interest expense, net                                             61,801            63,574          181,939          186,479
Distributions on preferred securities of subsidiary                6,130             6,418           18,700           19,125
                                                         ----------------  ---------------- ---------------- ----------------
Total interest and other, net                                     67,931            69,992          200,639          205,604
                                                         ----------------  ---------------- ---------------- ----------------
Earnings Before Income Taxes                                     297,881           331,003          543,765          610,613
Income taxes                                                     114,562           118,201          207,477          219,120
                                                         ----------------  ---------------- ---------------- ----------------
Net Income Before Cumulative Effect of
 Accounting Change                                               183,319           212,802          336,288          391,493
Cumulative effect of accounting change --
   less income taxes of $215 thousand                                  -                 -              353                -
                                                         ----------------  ---------------- ---------------- ----------------
Net Income                                                       183,319           212,802          336,641          391,493
Dividends on Preferred Stock                                       3,824             4,076           11,766           12,080
                                                         ----------------  ---------------- ---------------- ----------------
Net Income After Dividends on Preferred Stock                   $179,495          $208,726         $324,875         $379,413
                                                         ================  ================ ================ ================

             The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.

                                                     ALABAMA POWER COMPANY
                                         CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                     For the Nine Months
                                                                                                     Ended September 30,
                                                                                                    2001              2000
                                                                                              ----------------- -----------------
                                                                                                        (in thousands)
Operating Activities:
Net income                                                                                            $336,641          $391,493
Adjustments to reconcile net income
 to net cash provided from operating activities --
      Depreciation and amortization                                                                    325,019           309,042
      Deferred income taxes and investment tax credits, net                                             35,103            48,140
      Other, net                                                                                       (48,112)          (19,326)
      Changes in certain current assets and liabilities --
        Receivables, net                                                                               (42,028)         (115,011)
        Fossil fuel stock                                                                              (25,362)            9,362
        Materials and supplies                                                                          (2,402)           (5,995)
        Accounts payable                                                                              (157,010)          (16,369)
        Energy cost recovery, retail                                                                   102,035           (71,436)
        Other                                                                                          149,563           128,000
                                                                                              ----------------- -----------------
Net cash provided from operating activities                                                            673,447           657,900
                                                                                              ----------------- -----------------
Investing Activities:
Gross property additions                                                                              (462,030)         (622,469)
Other                                                                                                   (9,470)          (47,449)
                                                                                              ----------------- -----------------
Net cash used for investing activities                                                                (471,500)         (669,918)
                                                                                              ----------------- -----------------
Financing Activities:
Increase (decrease) in notes payable, net                                                             (190,032)           45,527
Proceeds --
 Common stock                                                                                           15,642                 -
 Other long-term debt                                                                                  462,000           250,000
 Capital contributions from parent company                                                              88,443           167,004
Redemptions --
 First mortgage bonds                                                                                 (138,991)         (111,009)
 Other long-term debt                                                                                   (2,855)           (4,141)
Payment of preferred stock dividends                                                                   (11,241)          (11,988)
Payment of common stock dividends                                                                     (296,400)         (313,200)
Other                                                                                                   (9,557)             (951)
                                                                                              ----------------- -----------------
Net cash provided from (used for) financing activities                                                 (82,991)           21,242
                                                                                              ----------------- -----------------
Net Change in Cash and Cash Equivalents                                                                118,956             9,224
Cash and Cash Equivalents at Beginning of Period                                                        14,247            19,475
                                                                                              ----------------- -----------------
Cash and Cash Equivalents at End of Period                                                           $ 133,203          $ 28,699
                                                                                              ================= =================
Supplemental Cash Flow Information:
Cash paid during the period for --
 Interest (net of amount capitalized)                                                                 $152,616          $163,022
 Income taxes (net of refunds)                                                                         $73,874           $60,777










              The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.

                                                    ALABAMA POWER COMPANY
                                                  CONDENSED BALANCE SHEETS

                                                                                    At September 30,
                                                                                          2001              At December 31,
Assets                                                                                (Unaudited)                2000
                                                                                   -------------------    --------------------
                                                                                                           (in thousands)
Current Assets:
Cash and cash equivalents                                                                   $ 133,203                $ 14,247
Receivables --
 Customer accounts receivable                                                                 385,581                 337,870
 Under recovered retail fuel clause revenue                                                   135,782                 237,817
 Other accounts and notes receivable                                                           71,610                  60,315
 Affiliated companies                                                                          77,652                  95,704
 Accumulated provision for uncollectible accounts                                              (5,163)                 (6,237)
Fossil fuel stock, at average cost                                                             85,977                  60,615
Materials and supplies, at average cost                                                       180,701                 178,299
Other                                                                                          86,289                  52,624
                                                                                   -------------------    --------------------
Total current assets                                                                        1,151,632               1,031,254
                                                                                   -------------------    --------------------
Property, Plant, and Equipment:
In service                                                                                 13,074,035              12,431,575
Less accumulated provision for depreciation                                                 5,236,760               5,107,822
                                                                                   -------------------    --------------------
                                                                                            7,837,275               7,323,753
Nuclear fuel, at amortized cost                                                                93,788                  94,050
Construction work in progress                                                                 361,666                 744,974
                                                                                   -------------------    --------------------
Total property, plant, and equipment                                                        8,292,729               8,162,777
                                                                                   -------------------    --------------------
Other Property and Investments:
Equity investments in unconsolidated subsidiaries                                              43,092                  38,623
Nuclear decommissioning trusts                                                                302,848                 313,895
Other                                                                                          12,569                  13,612
                                                                                   -------------------    --------------------
Total other property and investments                                                          358,509                 366,130
                                                                                   -------------------    --------------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                                                      343,377                 345,550
Prepaid pension costs                                                                         310,387                 268,259
Debt expense, being amortized                                                                   8,146                   8,758
Premium on reacquired debt, being amortized                                                    79,113                  76,020
Department of Energy assessments                                                               24,588                  24,588
Other                                                                                         101,787                  95,772
                                                                                   -------------------    --------------------
Total deferred charges and other assets                                                       867,398                 818,947
                                                                                   -------------------    --------------------

Total Assets                                                                              $10,670,268             $10,379,108
                                                                                   ===================    ====================



            The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.


                                                    ALABAMA POWER COMPANY
                                                  CONDENSED BALANCE SHEETS

                                                                                    At September 30,
                                                                                          2001              At December 31,
Liabilities and Stockholders' Equity                                                  (Unaudited)                2000
                                                                                   -------------------    --------------------
                                                                                                           (in thousands)
Current Liabilities:
Securities due within one year                                                                 $  860                  $  844
Notes payable                                                                                  91,311                 281,343
Accounts payable --
 Affiliated                                                                                    91,164                 124,534
 Other                                                                                         85,937                 209,205
Customer deposits                                                                              41,054                  36,814
Taxes accrued --
 Income taxes                                                                                 169,636                  65,505
 Other                                                                                         72,835                  19,471
Interest accrued                                                                               69,312                  33,186
Vacation pay accrued                                                                           31,711                  31,711
Other                                                                                          78,194                  97,743
                                                                                   -------------------    --------------------
Total current liabilities                                                                     732,014                 900,356
                                                                                   -------------------    --------------------
Long-term debt                                                                              3,747,150               3,425,527
                                                                                   -------------------    --------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                                           1,442,709               1,401,424
Deferred credits related to income taxes                                                      208,713                 222,485
Accumulated deferred investment tax credits                                                   240,989                 249,280
Employee benefits provisions                                                                   87,738                  84,816
Prepaid capacity revenues                                                                      42,237                  58,377
Other                                                                                         175,554                 176,559
                                                                                   -------------------    --------------------
Total deferred credits and other liabilities                                                2,197,940               2,192,941
                                                                                   -------------------    --------------------
Company obligated mandatorily redeemable preferred
 securities of subsidiary trusts holding company junior
 subordinated notes                                                                           347,000                 347,000
                                                                                   -------------------    --------------------
Cumulative preferred stock                                                                    317,512                 317,512
                                                                                   -------------------    --------------------
Common Stockholder's Equity:
Common stock, par value $40 per share --
 Authorized  - 6,000,000 shares
 Outstanding - 6,000,000 shares (5,608,955 at December 31, 2000)
 Par value                                                                                    240,000                 224,358
Paid-in capital                                                                             1,831,806               1,743,363
Premium on preferred stock                                                                         99                      99
Retained earnings                                                                           1,256,747               1,227,952
                                                                                   -------------------    --------------------
Total common stockholder's equity                                                           3,328,652               3,195,772
                                                                                   -------------------    --------------------

Total Liabilities and Stockholder's Equity                                                $10,670,268             $10,379,108
                                                                                   ===================    ====================





            The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    THIRD QUARTER 2001 vs. THIRD QUARTER 2000
                                       AND
                     YEAR-TO-DATE 2001 vs. YEAR-TO-DATE 2000


RESULTS OF OPERATIONS

Earnings

ALABAMA's net income after dividends on preferred stock for the third quarter and year-to-date 2001 was $179.5 million and $324.9 million, respectively, compared to $208.7 million and $379.4 million for the corresponding periods of 2000. The decreases in the third quarter and year-to-date 2001 of $29.2 million, or 14%, and $54.5 million, or 14.4%, respectively, were primarily due to lower retail sales revenue.

     Significant income statement items appropriate for discussion include the following:

                                                                           Increase (Decrease)
                                                      ---------------------------------------------------------------
                                                              Third Quarter                    Year-To-Date
                                                      ------------------------------- -------------------------------
                                                        (in thousands)        %       (in thousands)          %
Retail sales.....................................        $(131,572)         (13.9)       $(137,989)          (6.0)
Sales for resale - non-affiliates................            9,975            7.1           33,105            9.4
Sales for resale - affiliates....................           43,242          166.6          116,273          159.2
Other revenues...................................            1,777            7.2           19,267           31.8
Fuel expense.....................................              629            0.2           79,997           11.4
Purchased power - non-affiliates.................          (23,204)         (30.9)          (3,077)          (2.3)
Purchased power - affiliates.....................          (22,458)         (41.7)         (16,236)         (12.1)
Interest income..................................           (7,293)         (81.5)         (15,243)         (65.1)

     Retail sales. Excluding energy cost recovery revenues, which generally do not affect net income, retail sales revenue was lower by $27.3 million, or 4.2%, for the third quarter 2001 and $42.9 million, or 2.6%, year-to-date 2001 when compared to the same periods in 2000 due primarily to decreased energy sales to retail customers. As a result of milder weather, energy sales to residential customers decreased for the third quarter and year-to-date 2001 by 8.8% and 2.8% respectively. Energy sales to industrial customers were down for the third quarter and year-to-date 2001 by 5.1% and 7.0%, respectively, due to a slower economy.

     Sales for resale - non-affiliates. During the third quarter and year-to-date 2001, the demand for energy by non-affiliates increased when compared to the same periods in 2000. These transactions did not have a significant impact on earnings since the energy is usually sold at variable cost.

     Sales for resale - affiliates and Purchased power - affiliates. Revenues from sales for resale to affiliated companies within the SOUTHERN system, as well as purchases of energy, will vary from period to period depending on demand and the availability and cost of generating resources at each company. These transactions did not have a significant impact on earnings.

     Other revenues. The year-to-date 2001 increase is primarily a result of increased steam sales in conjunction with the operation of cogeneration facilities. Since cogeneration steam revenues are generally offset by fuel expenses, these revenues did not have a significant impact on earnings.

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Fuel expense. The year-to-date 2001 increase in fuel expense results from increased generation by gas fueled plants when compared to the same period in 2000. Since energy expenses are generally offset by energy revenues, these expenses did not have a significant impact on earnings.

     Purchased power - non-affiliates. The third quarter and year-to-date 2001 decreases when compared to the same periods in 2000 are a result of increased hydro generation and lower demand for energy in ALABAMA's service territory. These expenses do not have a significant impact on earnings since energy expenses are generally offset by energy revenues.

     Interest income. For the third quarter and year-to-date 2001, the decreases in interest income are primarily due to a decrease in recognized gains on investments held by the nuclear decommissioning trusts, which were offset by a concurrent reduction of other interest charges in accordance with FERC requirements.

Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors including regulatory matters and the effect of weather and the economy on energy sales.

     With the enactment of the Energy Act and new legislation being discussed at federal and state levels to expand customer choice, ALABAMA is positioning the business to meet the challenge of increasing competition. For additional information, see Item 1 - BUSINESS - "Competition" and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of ALABAMA in the Form 10-K.

     Compliance costs related to the Clean Air Act could affect earnings if such costs cannot be offset. For additional information about the Clean Air Act and other environmental issues, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" of ALABAMA in the Form 10-K.

     On March 14, 2001, the FERC rejected certain elements of SOUTHERN's RTO proposal. For additional information on the FERC's response to SOUTHERN's proposal, reference is made to Item 1 - BUSINESS - "Integrated Southeast Utilities" in the Form 10-K. Following the March 14, 2001 order, SOUTHERN submitted a series of status reports informing the FERC of progress toward the development of a Southeastern RTO. In these status reports, SOUTHERN explained that it has entered into memoranda of understanding to develop an RTO with a number of non-jurisdictional cooperative and public power entities. In addition, SOUTHERN has entered into a memorandum of understanding with TVA to address coordination issues between their transmission systems. On July 12, 2001, the FERC issued an order on the status reports of SOUTHERN, as well as GridSouth and Entergy/Southwest Power Pool. In those orders, the FERC indicated that it favored a single RTO for the Southeast. The FERC initiated a mediation process and directed the parties to participate in the mediation for 45 days. The parties to the mediation failed to reach agreement on a single RTO for the Southeast. On November 7, 2001, the FERC suspended the December 15, 2001 deadline to form an RTO established in its order issued December 20, 1999. SOUTHERN continues to work with the other entities to develop an RTO.

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" and Note 3 to the financial statements of ALABAMA in the Form 10-K for information on EPA litigation.

     Reference is made to Notes (C) through (F), (K) and (N) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential. Reference is also made to Part II - Item 1 - "Legal Proceedings" herein.

New Accounting Standards

Effective January 1, 2001, ALABAMA adopted FASB Statement No. 133, as amended, and changed the method of accounting for derivative instruments. Derivatives are now reflected on the Condensed Consolidated Balance Sheet at fair market value. Reference is made to Note (C) in the "Notes to the Condensed Financial Statements" herein for additional information on the adoption of Statement No. 133.

     In June 2001, the FASB issued Statement No. 141, "Business Combinations," which establishes new accounting and reporting standards for business combinations and supersedes Accounting Principles Board (APB) Opinion No. 16. All business combinations initiated after June 30, 2001 must now be accounted for using the purchase method of accounting.

     Also in June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets," which establishes new accounting and reporting standards for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for upon acquisition and on an ongoing basis. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, which are no longer limited to 40 years. The provisions of Statement No. 142 are effective beginning in 2002 and are not expected to have a material impact on ALABAMA's financial statements.

     Additionally in June 2001, the FASB issued Statement No. 143, "Asset Retirement Obligations," which establishes new accounting and reporting standards for legal obligations associated with retiring assets, including decommissioning nuclear plants. The fair value of a liability for an asset retirement obligation must be recorded in the period in which it is incurred, with the cost capitalized as part of the related long-lived asset and depreciated over the asset's useful life. Changes in the liability resulting from the passage of time will be recognized as operating expenses. Statement No. 143 must be adopted by 2003. ALABAMA has not yet quantified the impact of adopting Statement No. 143 on its financial statements. Reference is made to MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of SOUTHERN, ALABAMA and GEORGIA in Item 7 and Note 1 to the financial statements of SOUTHERN, ALABAMA and GEORGIA under "Depreciation and Nuclear Decommissioning" in Item 8 of the Form 10-K.

     In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes both Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions for the disposal of a segment of a business contained in APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Statement No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations. The provisions of Statement No. 144 are effective beginning in 2002 and are not expected to have a material impact on ALABAMA's financial statements.

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


FINANCIAL CONDITION

Overview

Major changes in ALABAMA's financial condition during the first nine months of 2001 included the addition of approximately $462 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operating activities, the sale of additional common stock to SOUTHERN and capital contributions from SOUTHERN. See ALABAMA's Condensed Statements of Cash Flows for further details.

Financing Activities

In April 2001, ALABAMA sold, through a public authority, $10 million of variable rate demand revenue bonds due April 1, 2031. The proceeds of the sale were used to pay certain costs incurred in connection with the acquisition, construction, installation and equipping of certain local district heating facilities and sewage and solid waste facilities at ALABAMA's Theodore Congeneration Plant.

     In August 2001, ALABAMA issued $275 million of Series N 4.875% Senior Notes due September 1, 2004 and $167 million of Series O Floating Rate Senior Notes due March 3, 2003. The proceeds of these sales of senior notes were used to redeem the $131.5 million outstanding principal amount of its First Mortgage Bonds, 9% Series due December 1, 2024 and for other corporate purposes including the repayment of a portion of ALABAMA's short-term indebtedness.

     In September 2001, ALABAMA sold, through a public authority, $10 million of variable rate demand revenue bonds due September 1, 2031. The proceeds from this sale were used to pay certain costs incurred in connection with the acquisition, construction, installation and equipping of certain solid waste disposal facilities at ALABAMA's James M. Barry Generating Plant. ALABAMA plans to continue, to the extent possible, a program to retire higher-cost debt and replace these obligations with lower-cost capital.

Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS of ALABAMA under "Capital Requirements," "Other Capital Requirements" and "Environmental Matters" in the Form 10-K for a description of ALABAMA's capital requirements for its construction program, maturing debt and environmental compliance efforts.

Sources of Capital

In addition to the financing activities previously described herein, ALABAMA plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings--if needed--will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1
- BUSINESS - "Financing Programs" in the Form 10-K for additional information.

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     To meet short-term cash needs and contingencies, ALABAMA had at September 30, 2001 approximately $133.2 million of cash and cash equivalents, unused committed lines of credit of approximately $973.7 million (including $438.9 million of such lines under which borrowings may be made only to fund purchase obligations relating to variable rate pollution control bonds) and an extendible commercial note program. ALABAMA may also meet short-term cash needs through a SOUTHERN subsidiary organized to issue and sell commercial paper at the request and for the benefit of ALABAMA and other SOUTHERN subsidiaries. ALABAMA has regulatory authority for up to $1.0 billion of short-term borrowings. At September 30, 2001, ALABAMA had outstanding $91 million of commercial paper.

                              GEORGIA POWER COMPANY


                                                         GEORGIA POWER COMPANY
                                               CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                                  For the Three Months                For the Nine Months
                                                                   Ended September 30,                Ended September 30,
                                                                 2001              2000              2001             2000
                                                            ----------------  ---------------- ----------------- ----------------
                                                                             (in thousands)     (in thousands)
Operating Revenues:
Retail sales                                                     $1,399,929        $1,361,515        $3,442,807       $3,365,826
Sales for resale --
 Non-affiliates                                                     121,370           112,899           301,721          218,698
 Affiliates                                                          15,712            35,617            86,770           78,770
Other revenues                                                       41,957            35,273           114,982           94,326
                                                             ----------------  ---------------- ----------------- ----------------
Total operating revenues                                          1,578,968         1,545,304         3,946,280        3,757,620
                                                            ----------------  ---------------- ----------------- ----------------
Operating Expenses:
Operation --
 Fuel                                                               268,177           320,827           749,307          801,130
 Purchased power --
  Non-affiliates                                                    227,841           158,999           400,937          287,539
  Affiliates                                                         83,642            49,153           236,222          138,621
 Other                                                              194,301           193,885           566,403          554,397
Maintenance                                                          94,375            83,777           305,981          270,318
Depreciation and amortization                                       140,113           144,411           444,041          475,981
Taxes other than income taxes                                        55,909            57,094           157,757          158,603
                                                            ----------------  ---------------- ----------------- ----------------
Total operating expenses                                          1,064,358         1,008,146         2,860,648        2,686,589
                                                            ----------------  ---------------- ----------------- ----------------
Operating Income                                                    514,610           537,158         1,085,632        1,071,031
Other Income (Expense):
Interest income                                                       1,511               815             3,319            2,001
Equity in earnings of unconsolidated subsidiaries                     1,038               747             2,994            2,276
Other, net                                                           12,903            (4,593)           12,747           (8,863)
                                                            ----------------  ---------------- ----------------- ----------------
Earnings Before Interest and Income Taxes                           530,062           534,127         1,104,692        1,066,445
                                                            ----------------  ---------------- ----------------- ----------------
Interest Charges and Other:
Interest expense, net                                                40,601            54,830           141,790          154,941
Distributions on preferred securities of subsidiaries                14,776            14,776            44,328           44,328
                                                            ----------------  ---------------- ----------------- ----------------
Total interest charges and other, net                                55,377            69,606           186,118          199,269
                                                            ----------------  ---------------- ----------------- ----------------
Earnings Before Income Taxes                                        474,685           464,521           918,574          867,176
Income taxes                                                        176,177           180,861           349,208          340,945
                                                            ----------------  ---------------- ----------------- ----------------
Net Income Before Cumulative Effect of
 Accounting Change                                                  298,508           283,660           569,366          526,231
Cumulative effect of accounting change --
 less income taxes of $162 thousand                                       -                 -               257                -
                                                            ----------------  ---------------- ----------------- ----------------
Net Income                                                          298,508           283,660           569,623          526,231
Dividends on Preferred Stock                                            168               168               503              507
                                                            ----------------  ---------------- ----------------- ----------------
Net Income After Dividends on Preferred Stock                     $ 298,340         $ 283,492         $ 569,120        $ 525,724
                                                            ================  ================ ================= ================

                  The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.

                                                    GEORGIA POWER COMPANY
                                        CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                    For the Nine Months
                                                                                                    Ended September 30,
                                                                                                   2001             2000
                                                                                              ---------------- ----------------
                                                                                                       (in thousands)
Operating Activities:
Net income                                                                                           $569,623         $526,231
Adjustments to reconcile net income
 to net cash provided from operating activities --
      Depreciation and amortization                                                                   505,215          530,013
      Deferred income taxes and investment tax credits, net                                           (21,373)         (12,955)
      Other, net                                                                                      (34,967)         (12,485)
      Changes in certain current assets and liabilities --
        Receivables, net                                                                              (53,883)        (129,937)
        Fossil fuel stock                                                                             (55,027)          25,852
        Materials and supplies                                                                        (12,577)          (5,287)
        Accounts payable                                                                              (82,848)          (6,112)
        Energy cost recovery, retail                                                                  (62,570)        (113,011)
        Other                                                                                         235,334          147,355
                                                                                              ---------------- ----------------
Net cash provided from operating activities                                                           986,927          949,664
                                                                                              ---------------- ----------------
Investing Activities:
Gross property additions                                                                           (1,073,616)        (728,116)
Other                                                                                                 230,959          (26,399)
                                                                                              ---------------- ----------------
Net cash used for investing activities                                                               (842,657)        (754,515)
                                                                                              ---------------- ----------------
Financing Activities:
Decrease in notes payable, net                                                                       (132,282)        (238,842)
Proceeds --
 Other long-term debt                                                                                 767,985          378,725
 Capital contributions from parent company                                                            203,206          268,799
Retirements --
 First mortgage bonds                                                                                (390,140)        (100,000)
 Other long-term debt                                                                                (153,910)         (78,725)
 Preferred stock                                                                                            -             (383)
Payment of preferred stock dividends                                                                     (429)            (508)
Payment of common stock dividends                                                                    (396,300)        (412,700)
Other                                                                                                 (30,359)          (2,848)
                                                                                              ---------------- ----------------
Net cash used for financing activities                                                               (132,229)        (186,482)
                                                                                              ---------------- ----------------
Net Change in Cash and Cash Equivalents                                                                12,041            8,667
Cash and Cash Equivalents at Beginning of Period                                                       29,370           34,660
                                                                                              ---------------- ----------------
Cash and Cash Equivalents at End of Period                                                           $ 41,411         $ 43,327
                                                                                              ================ ================
Supplemental Cash Flow Information:
Cash paid during the period for --
 Interest (net of amount capitalized)                                                                $153,972         $169,221
 Income taxes (net of refunds)                                                                       $142,363         $195,055



             The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.


                                                    GEORGIA POWER COMPANY
                                                  CONDENSED BALANCE SHEETS

                                                                                    At September 30,
                                                                                          2001              At December 31,
Assets                                                                                (Unaudited)                2000
                                                                                   -------------------    --------------------
                                                                                                           (in thousands)
Current Assets:
Cash and cash equivalents                                                                    $ 41,411                $ 29,370
Receivables --
 Customer accounts receivable                                                                 528,269                 465,249
 Under recovered retail fuel clause revenue                                                   194,193                 131,623
 Other accounts and notes receivable                                                          140,654                 156,143
 Affiliated companies                                                                          29,459                  13,312
 Accumulated provision for uncollectible accounts                                              (9,250)                 (5,100)
Fossil fuel stock, at average cost                                                            154,490                  99,463
Materials and supplies, at average cost                                                       276,186                 263,609
Other                                                                                         106,862                  97,515
                                                                                   -------------------    --------------------
Total current assets                                                                        1,462,274               1,251,184
                                                                                   -------------------    --------------------
Property, Plant, and Equipment:
In service                                                                                 16,734,794              16,469,706
Less accumulated provision for depreciation                                                 7,151,981               6,914,512
                                                                                   -------------------    --------------------
                                                                                            9,582,813               9,555,194
Nuclear fuel, at amortized cost                                                               102,301                 120,570
Construction work in progress                                                               1,070,517                 652,264
                                                                                   -------------------    --------------------
Total property, plant, and equipment                                                       10,755,631              10,328,028
                                                                                   -------------------    --------------------
Other Property and Investments:
Equity investments in unconsolidated subsidiaries                                              27,865                  25,485
Nuclear decommissioning trusts                                                                344,006                 375,666
Other                                                                                          40,161                  33,829
                                                                                   -------------------    --------------------
Total other property and investments                                                          412,032                 434,980
                                                                                   -------------------    --------------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                                                      550,313                 565,982
Prepaid pension costs                                                                         251,531                 205,113
Debt expense, being amortized                                                                  60,379                  53,748
Premium on reacquired debt, being amortized                                                   170,195                 173,610
Other                                                                                         114,448                 120,964
                                                                                   -------------------    --------------------
Total deferred charges and other assets                                                     1,146,866               1,119,417
                                                                                  -------------------    --------------------
Total Assets                                                                              $13,776,803             $13,133,609
                                                                                   ===================    ====================




            The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.


                                                    GEORGIA POWER COMPANY
                                                  CONDENSED BALANCE SHEETS

                                                                                    At September 30,
                                                                                          2001              At December 31,
Liabilities and Stockholder's Equity                                                  (Unaudited)                2000
                                                                                   -------------------    --------------------
                                                                                                           (in thousands)
Current Liabilities:
Securities due within one year                                                              $ 315,997                 $ 1,808
Notes payable and commercial paper                                                            571,557                 703,839
Accounts payable --
 Affiliated                                                                                    96,683                 117,168
 Other                                                                                        308,014                 397,550
Customer deposits                                                                              82,052                  78,540
Taxes accrued --
 Income taxes                                                                                 248,070                   5,151
 Other                                                                                        147,767                 137,511
Interest accrued                                                                               72,929                  47,244
Vacation pay accrued                                                                           39,501                  38,865
Other                                                                                         114,827                 153,400
                                                                                   -------------------    --------------------
Total current liabilities                                                                   1,997,397               1,681,076
                                                                                   -------------------    --------------------
Long-term debt                                                                              2,951,368               3,041,939
                                                                                   -------------------    --------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                                           2,154,059               2,182,783
Deferred credits related to income taxes                                                      233,703                 247,067
Accumulated deferred investment tax credits                                                   341,182                 352,282
Employee benefits provisions                                                                  190,445                 177,444
Other                                                                                         479,970                 397,655
                                                                                   -------------------    --------------------
Total deferred credits and other liabilities                                                3,399,359               3,357,231
                                                                                   -------------------    --------------------
Company obligated mandatorily redeemable preferred
 securities of subsidiary trusts holding company junior
 subordinated notes                                                                           789,250                 789,250
                                                                                   -------------------    --------------------
Preferred stock                                                                                14,569                  14,569
                                                                                   -------------------    --------------------
Common Stockholder's Equity:
Common stock, without par value--
 Authorized  - 15,000,000 shares
 Outstanding  -  7,761,500 shares                                                             344,250                 344,250
Paid-in capital                                                                             2,320,703               2,117,497
Premium on preferred stock                                                                         40                      40
Retained earnings                                                                           1,960,576               1,787,757
Accumulated other comprehensive income                                                           (709)                      -
                                                                                   -------------------    --------------------
Total common stockholder's equity                                                           4,624,860               4,249,544
                                                                                   -------------------    --------------------

Total Liabilities and Stockholder's Equity                                                $13,776,803             $13,133,609
                                                                                   ===================    ====================



            The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.


                                                          GEORGIA POWER COMPANY
                                         CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                     For the Three Months                     For the Nine Months
                                                      Ended September 30,                     Ended September 30,
                                               ----------------------------------   ----------------------------------------
                                                   2001              2000                  2001                   2000
                                               --------------  ------------------   --------------------      --------------
                                                               (in thousands)                             (in thousands)

Net Income After Dividends on Preferred Stock       $298,340            $283,492               $569,120            $525,724
Other comprehensive income:
 Cumulative effect of accounting change                    -                   -                    466                   -
 Current period changes in fair value                 (1,649)                  -                 (1,682)                  -
 Related income tax benefit (expense)                    627                   -                    507                   -
                                               --------------  ------------------   --------------------      --------------
COMPREHENSIVE INCOME                                $297,318            $283,492               $568,411            $525,724
                                               ==============  ==================   ====================      ==============


                                                          GEORGIA POWER COMPANY
                                CONDENSED STATEMENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME (UNAUDITED)

                                                                                  At September 30,       At December 31,
                                                                                     2001                   2000
                                                                              --------------------      --------------
                                                                                              (in thousands)

Balance at beginning of period                                                               $  -                $  -
Change in current period                                                                     (709)                  -
                                                                              --------------------      --------------
BALANCE AT END OF PERIOD                                                                ($    709)               $  -
                                                                              ====================      ==============




                    The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    THIRD QUARTER 2001 vs. THIRD QUARTER 2000
                                       AND
                     YEAR-TO-DATE 2001 vs. YEAR-TO-DATE 2000


RESULTS OF OPERATIONS

Earnings

GEORGIA's net income after dividends on preferred stock for the third quarter and year-to-date 2001 was $298.3 million and $569.1 million, respectively, compared to $283.5 million and $525.7 million for the corresponding periods in 2000. Earnings increased by $14.8 million, or 5.2%, for the third quarter 2001 and $43.4 million, or 8.3%, year-to-date 2001 when compared to the same periods in 2000 due primarily to increased operating revenues and lower interest charges, that were partially offset by increased operating expenses.

     Significant income statement items appropriate for discussion include the following:

                                                                           Increase (Decrease)
                                                      ---------------------------------------------------------------
                                                              Third Quarter                    Year-To-Date
                                                      ------------------------------- -------------------------------
                                                        (in thousands)        %       (in thousands)          %
Retail sales.....................................          $38,414            2.8          $76,981            2.3
Sales for resale - non-affiliates................            8,471            7.5           83,023           38.0
Sales for resale - affiliates....................          (19,905)         (55.9)           8,000           10.2
Other revenues...................................            6,684           18.9           20,656           21.9
Fuel expense.....................................          (52,650)         (16.4)         (51,823)          (6.5)
Purchased power - non-affiliates.................           68,842           43.3          113,398           39.4
Purchased power - affiliates.....................           34,489           70.2           97,601           70.4
Maintenance expense..............................           10,598           12.7           35,663           13.2
Other, net.......................................           17,496          380.9           21,610          243.8
Interest expense, net............................          (14,229)         (26.0)         (13,151)          (8.5)

     Retail sales. Excluding fuel revenues, which generally do not affect net income, retail sales revenue decreased in the third quarter of 2001 by $6.8 million, or 0.7%, and increased year-to-date 2001 by $5.2 million, or 0.2%, when compared to the same periods in 2000. The third quarter 2001 decrease was primarily due to lower energy sales to residential and industrial customers as a result of mild weather and the continued slowdown in manufacturing activity in GEORGIA's service territory, partially offset by a 2.9% increase in commercial energy sales due to an increased number of commercial customers. The year-to-date 2001 retail sales revenue was higher due to a 4.1% increase in energy sales to commercial customers, partially offset by the mild weather.

     Sales for resale - non-affiliates. In the third quarter and year-to-date 2001, sales for resale to non-affiliates increased when compared to the corresponding periods in the previous year as a result of increased demand for energy which was in large part offset by energy expenses. Also, reflected in these revenues are sales from Plant Dahlberg which went into service in the second quarter of 2000. In July 2001, ownership of Plant Dahlberg's generating assets were transferred to another SOUTHERN subsidiary.

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Sales for resale - affiliates and Purchased power - affiliates. Revenues from sales for resale to affiliated companies, as well as purchases of energy, within the SOUTHERN system will vary from period to period depending on demand and the availability and cost of generating resources at each company. These transactions did not have a significant impact on earnings.

     Other revenues. Higher revenues from transmission of electricity to others, distribution equipment rentals and outdoor lighting are the main reasons for the third quarter and year-to-date 2001 increases when compared to the same periods in the prior year.

     Fuel expense. The third quarter and year-to-date 2001 decreases in fuel expense are attributed to a decrease in fossil generation and increased hydro generation when compared to the same periods in 2000. Since energy expenses are generally offset by energy revenues, these expenses do not have a significant impact on earnings.

     Purchased power - non-affiliates. Third quarter and year-to-date 2001 increases are related to increased demand for energy by wholesale customers and increased prices for natural gas and oil. These expenses do not have a significant impact on earnings since energy expenses are generally offset by energy revenues.

     Maintenance expense. During the third quarter and year-to-date 2001, maintenance expense was higher when compared to the same periods in 2000 primarily due to scheduled work performed on power generating facilities and transmission facilities.

     Other, net. In the third quarter and year-to-date 2001, other income increased due to mark to market adjustments for derivative electric contracts as required by FASB Statement No. 133 and gains on property sales. Reference is made to Note (C) in the "Notes to the Condensed Financial Statements" herein for additional information on the adoption of Statement No. 133.

     Interest expense, net. During the third quarter and year-to-date 2001, interest expense decreased due to lower interest rates when compared to the corresponding periods in 2000.


Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors including regulatory matters and the effect of weather and the economy on energy sales.

     With the enactment of the Energy Act and new legislation being discussed at federal and state levels to expand customer choice, GEORGIA is positioning the business to meet the challenge of increasing competition. For additional information, see Item 1 - BUSINESS - "Competition" and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of GEORGIA in the Form 10-K.

     Pursuant to GEORGIA's existing rate order approved by the Georgia PSC, GEORGIA was required to file a general rate case with the Georgia PSC by July 1, 2001. Accordingly, on June 29, 2001, GEORGIA filed a rate plan with the Georgia PSC. Reference is made to Note (G) in the "Notes to the Condensed Financial Statements" herein and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of GEORGIA in the Form 10-K for additional information.

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     On July 31, 2001, GEORGIA transferred ownership of the Plant Dahlberg generating assets at net book value of $260.1 million to Southern Power Company, an affiliated company.

     On March 14, 2001, the FERC rejected certain elements of SOUTHERN's RTO proposal. For additional information on the FERC's response to SOUTHERN's proposal, reference is made to Item 1 - BUSINESS - "Integrated Southeast Utilities" in the Form 10-K. Following the March 14, 2001 order, SOUTHERN submitted a series of status reports informing the FERC of progress toward the development of a Southeastern RTO. In these status reports, SOUTHERN explained that it has entered into memoranda of understanding to develop an RTO with a number of non-jurisdictional cooperative and public power entities. In addition, SOUTHERN has entered into a memorandum of understanding with TVA to address coordination issues between their transmission systems. On July 12, 2001, the FERC issued an order on the status reports of SOUTHERN, as well as GridSouth and Entergy/Southwest Power Pool. In those orders, the FERC indicated that it favored a single RTO for the Southeast. The FERC initiated a mediation process and directed the parties to participate in the mediation for 45 days. The parties to the mediation failed to reach agreement on a single RTO for the Southeast. On November 7, 2001, the FERC suspended the December 15, 2001 deadline to form an RTO established in its order issued December 20, 1999. SOUTHERN continues to work with the other entities to develop an RTO.

     Compliance costs related to the Clean Air Act and other environmental issues could affect earnings. For additional information, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Issues" of GEORGIA and
Note 3 to the financial statements of GEORGIA in the Form 10-K for information on the EPA litigation.

     Reference is made to Notes (C) through (H), (K) and (M) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential. Reference is also made to Part II - Item 1 - "Legal Proceedings" herein.

New Accounting Standards

Effective January 1, 2001, GEORGIA adopted FASB Statement No. 133, as amended, and changed the method of accounting for derivative instruments. Derivatives are now reflected on the Condensed Consolidated Balance Sheet at fair market value. Reference is made to Note (C) in the "Notes to the Condensed Financial Statements" herein for additional information on the adoption of Statement No. 133.

     In June 2001, the FASB issued Statement No. 141, "Business Combinations," which establishes new accounting and reporting standards for business combinations and supersedes Accounting Principles Board (APB) Opinion No. 16. All business combinations initiated after June 30, 2001 must now be accounted for using the purchase method of accounting.

     Also in June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets," which establishes new accounting and reporting standards for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for upon acquisition and on an ongoing basis. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, which are no longer limited to 40 years. The provisions of Statement No. 142 are effective beginning in 2002 and are not expected to have a material impact on GEORGIA's financial statements.

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Additionally in June 2001, the FASB issued Statement No. 143, "Asset Retirement Obligations," which establishes new accounting and reporting standards for legal obligations associated with retiring assets, including decommissioning nuclear plants. The fair value of a liability for an asset retirement obligation must be recorded in the period in which it is incurred, with the cost capitalized as part of the related long-lived asset and depreciated over the asset's useful life. Changes in the liability resulting from the passage of time will be recognized as operating expenses. Statement No. 143 must be adopted by 2003. GEORGIA has not yet quantified the impact of adopting Statement No. 143 on its financial statements. Reference is made to MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of SOUTHERN, ALABAMA and GEORGIA in Item 7 and Note 1 to the financial statements of SOUTHERN, ALABAMA and GEORGIA under "Depreciation and Nuclear Decommissioning" in Item 8 of the Form 10-K.

     In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes both Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions for the disposal of a segment of a business contained in APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Statement No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations. The provisions of Statement No. 144 are effective beginning in 2002 and are not expected to have a material impact on GEORGIA's financial statements.


FINANCIAL CONDITION

Overview

The major change in GEORGIA's financial condition during the first nine months of 2001 was the addition of approximately $1.1 billion to utility plant. The funds for these additions and other capital requirements were derived primarily from operations and capital contributions from SOUTHERN. See GEORGIA's Condensed Statements of Cash Flows for further details.

Financing Activities

In February 2001, GEORGIA issued $350 million aggregate principal amount of senior notes consisting of $200 million of Series F 5.75% Senior Notes due January 31, 2003 and $150 million of Series G 6.20% Senior Notes due February 1, 2006. The proceeds of the sale were applied to redeem $200 million outstanding principal amount of First Mortgage Bonds, 6 5/8% Series due April 2003 and to repay a portion of GEORGIA's outstanding short-term indebtedness. Also in February 2001, GEORGIA issued $100 million of Series H 6.70% Senior Insured Quarterly Notes due March 1, 2011. The proceeds of this sale were used to repay an additional portion of GEORGIA's outstanding short-term indebtedness.

     In May 2001, GEORGIA issued $150 million of Series I 5.25% Senior Notes due May 8, 2003. The proceeds of this sale were used in May 2001 to repurchase $47 million aggregate principal amount of First Mortgage Bonds, 7.70% Series due May 1, 2025, $1.9 million aggregate principal amount of First Mortgage Bonds, 6 7/8% Series due April 1, 2008 and $8.1 million aggregate principal amount of First Mortgage Bonds, 6.07% Series due December 1, 2005, and to redeem in June 2001 $75 million outstanding principal amount of GEORGIA's First Mortgage Bonds, 6.35% Series due August 1, 2003. The remainder was used to repay a portion of GEORGIA's outstanding short-term indebtedness.

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     In July 2001, GEORGIA sold, through public authorities, an aggregate principal amount of $58.845 million of pollution control revenue bonds due July 1, 2031. Also in July 2001, GEORGIA sold, through public authorities, $67 million of pollution control revenue bonds due July 1, 2016. The proceeds of these sales are being used to redeem various series of outstanding pollution control revenue bonds.

     In September 2001, GEORGIA sold, through public authorities, $14.075 million pollution control revenue bonds due September 1, 2018 and $28.065 million pollution control revenue bonds due September 1, 2024. In October 2001, GEORGIA sold, through public authorities, $83.515 million of pollution control bonds due January 1, 2012 and $133.535 million of pollution control bonds due January 1, 2032. The proceeds of these issues were used to redeem various outstanding amounts of pollution control revenue bonds.

Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS of GEORGIA under "Liquidity and Capital Requirements" and "Environmental Issues" in the Form 10-K for a description of GEORGIA's capital requirements for its construction program and environmental compliance efforts.

Sources of Capital

In addition to the financing activities previously described herein, GEORGIA plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings--if needed--will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1
- BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, GEORGIA had at September 30, 2001 approximately $41.4 million of cash and cash equivalents and approximately $1.765 billion of unused credit arrangements with banks. The credit arrangements provide liquidity support to GEORGIA's obligations with respect to variable rate pollution control bonds and its commercial paper program. GEORGIA may also meet short-term cash needs through a SOUTHERN subsidiary organized to issue and sell commercial paper at the request and for the benefit of GEORGIA and other SOUTHERN subsidiaries. At September 30, 2001, GEORGIA had outstanding $105 million of notes payable and $466.6 million of commercial paper. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                               GULF POWER COMPANY


                                                         GULF POWER COMPANY
                                             CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                                    For the Three Months              For the Nine Months
                                                                     Ended September 30,              Ended September 30,
                                                                   2001              2000             2001           2000
                                                              ----------------  ---------------- --------------- --------------
                                                                               (in thousands)                   (in thousands)
Operating Revenues:
Retail sales                                                         $163,573          $169,975        $430,234       $429,142
Sales for resale --
 Non-affiliates                                                        26,220            21,480          66,664         49,067
 Affiliates                                                             3,507            18,602          21,173         47,835
Other revenues                                                         33,316            22,476          54,004         27,107
                                                              ----------------  ---------------- --------------- --------------
Total operating revenues                                              226,616           232,533         572,075        553,151
                                                              ----------------  ---------------- --------------- --------------
Operating Expenses:
Operation --
 Fuel                                                                  55,982            63,767         158,452        162,430
 Purchased power --
  Non-affiliates                                                       34,954            40,144          59,992         62,539
  Affiliates                                                           15,224             5,217          32,804         11,953
 Other                                                                 29,289            27,671          85,524         84,838
Maintenance                                                            13,172            10,527          41,007         40,049
Depreciation and amortization                                          16,738            16,489          50,345         49,299
Taxes other than income taxes                                          15,753            16,104          42,960         42,917
                                                             ----------------  ---------------- --------------- --------------
Total operating expenses                                              181,112           179,919         471,084        454,025
                                                             ----------------  ---------------- --------------- --------------
Operating Income                                                       45,504            52,614         100,991         99,126
Other Income (Expense):
Interest income                                                           518               164           1,025            891
Other, net                                                              1,984            (1,731)          1,407         (3,169)
                                                              ----------------  ---------------- --------------- --------------
Earnings Before Interest and Income Taxes                              48,006            51,047         103,423         96,848
                                                              ----------------  ---------------- --------------- --------------
Interest and Other:
Interest expenses, net                                                  5,705             7,050          18,401         21,614
Distributions on preferred securities of subsidiary                     1,550             1,550           4,650          4,650
                                                              ----------------  ---------------- --------------- --------------
Total interest charges and other, net                                   7,255             8,600          23,051         26,264
                                                              ----------------  ---------------- --------------- --------------
Earnings Before Income Taxes                                           40,751            42,447          80,372         70,584
Income taxes                                                           14,040            15,955          28,655         26,404
                                                              ----------------  ---------------- --------------- --------------
Net Income Before Cumulative Effect of
 Accounting Change                                                     26,711            26,492          51,717         44,180
Cumulative effect of accounting change --
 less income taxes of $42 thousand                                          -                 -              68              -
                                                              ----------------  ---------------- --------------- --------------
Net Income                                                             26,711            26,492          51,785         44,180
Dividends on Preferred Stock                                               54                54             162            162
                                                              ----------------  ---------------- --------------- --------------
Net Income After Dividends on Preferred Stock                         $26,657           $26,438         $51,623        $44,018
                                                              ================  ================ =============== ==============




                 The accompanying notes as they relate to GULF are an integral part of these condensed statements.

                                                     GULF POWER COMPANY
                                       CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                    For the Nine Months
                                                                                                    Ended September 30,
                                                                                                   2001             2000
                                                                                              ---------------  ---------------
                                                                                                      (in thousands)
Operating Activities:
Net income                                                                                           $51,785          $44,180
Adjustments to reconcile net income
 to net cash provided from operating activities --
      Depreciation and amortization                                                                   53,343           52,317
      Deferred income taxes and investment tax credits, net                                            6,331           (3,492)
      Other, net                                                                                        (543)           7,925
      Changes in certain current assets and liabilities --
        Receivables, net                                                                               6,919           (3,443)
        Fossil fuel stock                                                                            (23,509)          11,403
        Materials and supplies                                                                          (491)           1,508
        Accounts payable                                                                               8,477            3,635
        Regulatory clauses under recovery                                                            (29,544)          (3,462)
        Other                                                                                         11,745           17,254
                                                                                              ---------------  ---------------
Net cash provided from operating activities                                                           84,513          127,825
                                                                                              ---------------  ---------------
Investing Activities:
Gross property additions                                                                            (209,747)         (67,119)
Other                                                                                                 (1,252)          (9,832)
                                                                                              ---------------  ---------------
Net cash used for investing activities                                                              (210,999)         (76,951)
                                                                                              ---------------  ---------------
Financing Activities:
Increase (decrease) in notes payable, net                                                            (34,900)         (27,500)
Proceeds --
 Other long-term debt                                                                                159,323                -
 Capital contributions from parent company                                                            70,318            8,683
Retirements --
 First mortgage bonds                                                                                (30,000)               -
 Other long-term debt                                                                                      -           (1,442)
Payment of preferred stock dividends                                                                    (162)            (162)
Payment of common stock dividends                                                                    (40,100)         (44,300)
Other                                                                                                   (184)             (22)
                                                                                              ---------------  ---------------
Net cash provided from (used for) financing activities                                               124,295          (64,743)
                                                                                              ---------------  ---------------
Net Change in Cash and Cash Equivalents                                                               (2,191)         (13,869)
Cash and Cash Equivalents at Beginning of Period                                                       4,381           15,753
                                                                                              ---------------  ---------------
Cash and Cash Equivalents at End of Period                                                           $ 2,190           $1,884
                                                                                              ===============  ===============
Supplemental Cash Flow Information:
Cash paid during the period for --
 Interest (net of amount capitalized)                                                                $23,064          $25,851
 Income taxes (net of refunds)                                                                        22,043           20,222










              The accompanying notes as they relate to GULF are an integral part of these condensed statements.




                                                     GULF POWER COMPANY
                                                  CONDENSED BALANCE SHEETS

                                                                                    At September 30,
                                                                                          2001              At December 31,
Assets                                                                                (Unaudited)                2000
                                                                                   -------------------    --------------------
                                                                                                           (in thousands)
Current Assets:
Cash and cash equivalents                                                                     $ 2,190                 $ 4,381
Receivables --
 Customer accounts receivable                                                                  74,030                  69,820
 Under recovered regulatory clauses                                                            27,726                   2,112
 Other accounts and notes receivable                                                            2,885                   2,179
 Affiliated companies                                                                           2,772                  15,026
 Accumulated provision for uncollectible accounts                                              (1,436)                 (1,302)
Fossil fuel stock, at average cost                                                             40,277                  16,768
Materials and supplies, at average cost                                                        29,524                  29,033
Other                                                                                           7,176                   6,543
                                                                                   -------------------    --------------------
Total current assets                                                                          185,144                 144,560
                                                                                   -------------------    --------------------
Property, Plant, and Equipment:
In service                                                                                  1,916,208               1,892,023
Less accumulated provision for depreciation                                                   902,574                 867,260
                                                                                   -------------------    --------------------
                                                                                            1,013,634               1,024,763
Construction work in progress                                                                 240,655                  71,008
                                                                                   -------------------    --------------------
Total property, plant, and equipment                                                        1,254,289               1,095,771
                                                                                   -------------------    --------------------
Other Property and Investments                                                                  7,016                   4,510
                                                                                   -------------------    --------------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                                                       16,565                  15,963
Prepaid pension costs                                                                          27,788                  23,491
Debt expense, being amortized                                                                   2,279                   2,392
Premium on reacquired debt, being amortized                                                    14,887                  15,866
Other                                                                                          18,519                  12,943
                                                                                   -------------------    --------------------
Total deferred charges and other assets                                                        80,038                  70,655
                                                                                    -------------------    --------------------
Total Assets                                                                               $1,526,487              $1,315,496
                                                                                   ===================    ====================














              The accompanying notes as they relate to GULF are an integral part of these condensed statements.


                                                     GULF POWER COMPANY
                                                  CONDENSED BALANCE SHEETS

                                                                                    At September 30,
                                                                                          2001              At December 31,
Liabilities and Stockholder's Equity                                                  (Unaudited)                2000
                                                                                   -------------------    --------------------
                                                                                                           (in thousands)
Current Liabilities:
Securities due within one year                                                              $ 100,000                   $   -
Notes payable                                                                                   8,100                  43,000
Accounts payable --
 Affiliated                                                                                    18,046                  17,558
 Other                                                                                         51,949                  38,153
Customer deposits                                                                              14,290                  13,474
Taxes accrued --
 Income taxes                                                                                   4,935                   3,864
 Other                                                                                         17,505                   8,749
Interest accrued                                                                                7,325                   8,324
Provision for rate refund                                                                       3,033                   7,203
Vacation pay accrued                                                                            4,512                   4,512
Other                                                                                           8,519                   8,432
                                                                                   -------------------    --------------------
Total current liabilities                                                                   $ 238,214                $153,269
                                                                                   -------------------    --------------------
Long-term debt                                                                                395,531                 365,993
                                                                                   -------------------    --------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                                             167,898                 155,074
Deferred credits related to income taxes                                                       30,784                  38,255
Accumulated deferred investment tax credits                                                    24,536                  25,792
Employee benefits provisions                                                                   36,952                  34,507
Other                                                                                          34,117                  25,992
                                                                                   -------------------    --------------------
Total deferred credits and other liabilities                                                  294,287                 279,620
                                                                                   -------------------    --------------------
Company obligated mandatorily redeemable preferred
 securities of subsidiary trusts holding company junior
 subordinated notes                                                                            85,000                  85,000
                                                                                   -------------------    --------------------
Preferred stock                                                                                 4,236                   4,236
                                                                                   -------------------    --------------------
Common Stockholder's Equity:
Common stock, without par value--
 Authorized  - 992,717 shares
 Outstanding - 992,717 shares                                                                  38,060                  38,060
Paid-in capital                                                                               303,794                 233,476
Premium on preferred stock                                                                         12                      12
Retained earnings                                                                             167,353                 155,830
                                                                                   -------------------    --------------------
Total common stockholder's equity                                                             509,219                 427,378
                                                                                   -------------------    --------------------

Total Liabilities and Stockholder's Equity                                                 $1,526,487              $1,315,496
                                                                                   ===================    ====================


              The accompanying notes as they relate to GULF are an integral part of these condensed statements.

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    THIRD QUARTER 2001 vs. THIRD QUARTER 2000
                                       AND
                     YEAR-TO-DATE 2001 vs. YEAR-TO-DATE 2000


RESULTS OF OPERATIONS

Earnings

GULF's net income after dividends on preferred stock for the third quarter and year-to-date 2001 was $26.7 million and $51.6 million, respectively, compared to $26.4 million and $44 million for the same periods in 2000. Third quarter 2001 earnings remained relatively flat due to lower operating revenues and higher operating expenses. Year-to-date 2001 earnings increased primarily due to an increase in other income and lower interest charges.

     Significant income statement items appropriate for discussion include the following:

                                                                           Increase (Decrease)
                                                      ---------------------------------------------------------------
                                                              Third Quarter                    Year-To-Date
                                                      ------------------------------- -------------------------------
                                                        (in thousands)        %       (in thousands)          %
Retail sales.....................................          $(6,402)          (3.8)          $1,092            0.3
Sales for resale - non-affiliates................            4,740           22.1           17,597           35.9
Sales for resale - affiliates....................          (15,095)         (81.1)         (26,662)         (55.7)
Other revenues...................................           10,840           48.2           26,897           99.2
Fuel expense.....................................           (7,785)         (12.2)          (3,978)          (2.4)
Purchased power - non-affiliates.................           (5,190)         (12.9)          (2,547)          (4.1)
Purchased power - affiliates.....................           10,007          191.8           20,851          174.4
Maintenance expense..............................            2,645           25.1              958            2.4
Other, net.......................................            3,715          214.6            4,576          144.4
Interest expense, net............................           (1,345)         (19.1)          (3,213)         (14.9)

     Retail sales. Excluding the recovery of fuel expense and certain other expenses that do not affect net income, retail sales decreased by $1.9 million, or 1.8%, for the third quarter 2001 and increased by $4.4 million, or 1.7%, year-to-date 2001. Retail sales revenue for the third quarter 2001 decreased due mainly to lower energy sales to retail customers when compared to the same period in 2000 due to milder weather. For year-to-date 2001, retail sales revenue increased due to a 2.9% increase in retail energy sales resulting from growth in the number of customers served by GULF.

     Sales for resale - non-affiliates. In the third quarter 2001, sales for resale to non-affiliates increased due primarily to increased demand for energy outside of GULF's territory. For year-to-date 2001, the increase in sales for resale to non-affiliates is mainly attributed to increased unit power energy sales and higher demand for energy outside of GULF's territory. These transactions do not have a significant impact on earnings since the energy is usually sold at variable cost.

     Sales for resale - affiliates and Purchased power - affiliates. Revenues from sales for resale to affiliated companies, as well as purchases of energy, within the SOUTHERN system will vary from period to period depending on demand and the availability and cost of generating resources at each company. These transactions do not have a significant impact on earnings.

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Other revenues. For the third quarter and year-to-date 2001, increases in other revenues are primarily attributed to fuel clause adjustments made to other operating revenues to reflect the difference between recoverable costs and the amounts actually reflected in current rates. The recovery provisions generally equal the related expenses and have no material effect on net income.

     Fuel expense. During the third quarter and year-to-date 2001, fuel expense decreased due mainly to reduced generation when compared to the same periods in 2000. Since energy expenses are generally offset by energy revenues, these expenses do not have a significant impact on net income.

     Purchased power - non-affiliates. In the third quarter and year-to-date 2001, purchased power from non-affiliates decreased when compared to the corresponding periods in 2000 primarily due to purchasing lower cost energy from affiliates. Since energy expenses are generally offset by energy revenues, these expenses do not have a significant impact on net income.

     Maintenance expense. The increases for the third quarter and year-to-date 2001 when compared to the same periods in the prior year are mainly due to scheduled maintenance performed on power generating and distribution facilities.

     Other, net. For the third quarter and year-to-date 2001, other, net increased when compared to the corresponding periods in 2000 due primarily to a higher allowance for equity funds used during construction for the current year related to the construction of GULF's new combined cycle unit.

     Interest expense, net. Decreases for the third quarter and year-to-date 2001, when compared to the corresponding periods in 2000, result from higher allowance for debt funds used during construction for the current year related to the construction of GULF's new combined cycle unit, as well as lower interest rates on notes payable and variable rate pollution control bonds.


Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors including regulatory matters and the effect of weather and the economy on energy sales.

     With the enactment of the Energy Act and new legislation being discussed at federal and state levels to expand customer choice, GULF is positioning the business to meet the challenge of increasing competition. For additional information, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of GULF and Item 1 - BUSINESS - "Competition" in the Form 10-K.

     Compliance costs related to the Clean Air Act could affect earnings if such costs are not fully recovered through GULF's Environmental Cost Recovery Clause. For additional information about the Clean Air Act and other environmental issues, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" of GULF in the Form 10-K.

     In 1999, the Florida PSC approved GULF's plan to reduce its authorized rate of return, reduce retail base rates and share revenues with its customers. For additional information, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of GULF in the Form 10-K.

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     On March 14, 2001, the FERC rejected certain elements of SOUTHERN's RTO proposal. For additional information on the FERC's response to SOUTHERN's proposal, reference is made to Item 1 - BUSINESS - "Integrated Southeast Utilities" in the Form 10-K. Following the March 14, 2001 order, SOUTHERN submitted a series of status reports informing the FERC of progress toward the development of a Southeastern RTO. In these status reports, SOUTHERN explained that it has entered into memoranda of understanding to develop an RTO with a number of non-jurisdictional cooperative and public power entities. In addition, SOUTHERN has entered into a memorandum of understanding with TVA to address coordination issues between their transmission systems. On July 12, 2001, the FERC issued an order on the status reports of SOUTHERN, as well as GridSouth and Entergy/Southwest Power Pool. In those orders, the FERC indicated that it favored a single RTO for the Southeast. The FERC initiated a mediation process and directed the parties to participate in the mediation for 45 days. The parties to the mediation failed to reach agreement on a single RTO for the Southeast. On November 7, 2001, the FERC suspended the December 15, 2001 deadline to form an RTO established in its order issued December 20, 1999. SOUTHERN continues to work with the other entities to develop an RTO.

     On September 10, 2001, GULF filed a request with the Florida PSC for a base rate increase of approximately $70 million. Reference is made to Note (P) in the "Notes to the Condensed Financial Statements" herein and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of GULF in the Form 10-K for additional information.

     Reference is also made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" and Note 3 to the financial statements of GULF in the Form 10-K for information on EPA litigation.

     Reference is made to Notes (C) through (F),(K) and (P) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential. Reference is also made to Part II - Item 1 - "Legal Proceedings" herein.

New Accounting Standards

Effective January 1, 2001, GULF adopted FASB Statement No. 133, as amended, and changed the method of accounting for derivative instruments. Derivatives are now reflected on the Condensed Consolidated Balance Sheet at fair market value. Reference is made to Note (C) in the "Notes to the Condensed Financial Statements" herein for additional information on the adoption of Statement No. 133.

     In June 2001, the FASB issued Statement No. 141, "Business Combinations," which establishes new accounting and reporting standards for business combinations and supersedes Accounting Principles Board (APB) Opinion No. 16. All business combinations initiated after June 30, 2001 must now be accounted for using the purchase method of accounting.

     Also in June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets," which establishes new accounting and reporting standards for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for upon acquisition and on an ongoing basis. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, which are no longer limited to 40 years. The provisions of Statement No. 142 are effective beginning in 2002 and are not expected to have a material impact on GULF's financial statements.

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Additionally in June 2001, the FASB issued Statement No. 143, "Asset Retirement Obligations," which establishes new accounting and reporting standards for legal obligations associated with retiring assets, including decommissioning nuclear plants. The fair value of a liability for an asset retirement obligation must be recorded in the period in which it is incurred, with the cost capitalized as part of the related long-lived asset and depreciated over the asset's useful life. Changes in the liability resulting from the passage of time will be recognized as operating expenses. Statement No. 143 must be adopted by 2003. GULF has not yet quantified the impact of adopting Statement No. 143 on its financial statements.

     In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes both Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions for the disposal of a segment of a business contained in APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Statement No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations. The provisions of Statement No. 144 are effective beginning in 2002 and are not expected to have a material impact on GULF's financial statements.


FINANCIAL CONDITION

Overview

Major changes in GULF's financial condition during the first nine months of 2001 included the addition of approximately $210 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations, capital contributions from SOUTHERN and other long-term debt. See GULF's Condensed Statements of Cash Flows for further details.

Financing Activities

In August 2001, GULF issued $60 million of Series C 4.69% Senior Notes due August 1, 2003. The proceeds of the sale will be used to redeem $30 million outstanding principal amount of GULF's First Mortgage Bonds, 6 1/8% Series due July 1, 2003 and to repay a portion of GULF's short-term indebtedness. In October 2001, GULF issued $75 million of Series D 6.10% Senior Notes due September 30, 2016. The proceeds of this sale will be used to prepay a portion of a $100 million bank loan. GULF plans to continue, to the extent possible, a program to retire higher-cost debt and replace these securities with lower-cost capital.

Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS of GULF under "Capital Requirements for Construction" and "Environmental Matters" in the Form 10-K for a description of GULF's capital requirements for its construction program and environmental compliance efforts.

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Sources of Capital

In addition to the financing activities previously described herein, GULF plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings--if needed--will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1
- BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, GULF had at September 30, 2001 approximately $2.2 million of cash and cash equivalents and $123 million of unused committed lines of credit with banks. The credit arrangements provide liquidity support to GULF's obligations with respect to variable rate pollution control bonds and commercial paper. GULF may also meet short-term cash needs through a SOUTHERN subsidiary organized to issue and sell commercial paper at the request and for the benefit of GULF and other SOUTHERN subsidiaries. At September 30, 2001, GULF had outstanding $8.1 million of commercial paper. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                            MISSISSIPPI POWER COMPANY

                                                      MISSISSIPPI POWER COMPANY
                                             CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                                   For the Three Months              For the Nine Months
                                                                    Ended September 30,              Ended September 30,
                                                                  2001              2000             2001            2000
                                                             ----------------  ---------------- ---------------- --------------
                                                                              (in thousands)                    (in thousands)
Operating Revenues:
Retail sales                                                        $145,067          $159,862         $387,448       $393,573
Sales for resale --
 Non-affiliates                                                       67,514            48,058          157,239        110,407
 Affiliates                                                           19,859             8,022           55,451         16,906
Other revenues                                                         3,476             4,177           11,039          9,966
                                                            ----------------  ---------------- ---------------- --------------
Total operating revenues                                             235,916           220,119          611,177        530,852
                                                             ----------------  ---------------- ---------------- --------------
Operating Expenses:
Operation --
 Fuel                                                                 92,741            56,878          203,289        146,451
 Purchased power --
  Non-affiliates                                                       9,546            32,578           38,352         49,738
  Affiliates                                                           5,879            12,948           50,582         36,003
 Other                                                                36,208            27,531           95,341         82,216
Maintenance                                                           13,167            10,732           40,456         40,916
Depreciation and amortization                                         13,986            12,537           39,864         37,758
Taxes other than income taxes                                         11,126            12,972           33,775         37,104
                                                             ----------------  ---------------- ---------------- --------------
Total operating expenses                                             182,653           166,176          501,659        430,186
                                                             ----------------  ---------------- ---------------- --------------
Operating Income                                                      53,263            53,943          109,518        100,666
Other Income:
Interest income                                                          195               117              418            257
Other, net                                                             1,964               530            4,027          1,321
                                                             ----------------  ---------------- ---------------- --------------
Earnings Before Interest and Income Taxes                             55,422            54,590          113,963        102,244
                                                             ----------------  ---------------- ---------------- --------------
Interest Expense and Other:
Interest expense, net                                                  4,800             6,746           17,964         21,189
Distributions on preferred securities of subsidiary                      678               636            2,034          2,034
                                                             ----------------  ---------------- ---------------- --------------
Total interest charges and other, net                                  5,478             7,382           19,998         23,223
                                                             ----------------  ---------------- ---------------- --------------
Earnings Before Income Taxes                                          49,944            47,208           93,965         79,021
Income taxes                                                          19,061            17,943           35,790         29,795
                                                             ----------------  ---------------- ---------------- --------------
Net Income Before Cumulative Effect of
 Accounting Change                                                    30,883            29,265           58,175         49,226
Cumulative effect of accounting change --
 less income taxes of $43 thousand                                         -                 -               70              -
                                                             ----------------  ---------------- ---------------- --------------
Net Income                                                            30,883            29,265           58,245         49,226
Dividends on Preferred Stock                                             504               503            1,538          1,510
                                                             ----------------  ---------------- ---------------- --------------
Net Income After Dividends on Preferred Stock                        $30,379          $ 28,762          $56,707       $ 47,716
                                                             ================  ================ ================ ==============



              The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.

                                                 MISSISSIPPI POWER COMPANY
                                      CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                   For the Nine Months
                                                                                                   Ended September 30,
                                                                                                  2001            2000
                                                                                              -------------- ---------------
                                                                                                     (in thousands)
Operating Activities:
Net income                                                                                          $58,245         $49,226
Adjustments to reconcile net income
 to net cash provided from operating activities --
      Depreciation and amortization                                                                  42,868          41,118
      Deferred income taxes and investment tax credits, net                                          (8,082)            797
      Other, net                                                                                      6,481           6,502
      Changes in certain current assets and liabilities --
        Receivables, net                                                                            (20,660)        (20,436)
        Fossil fuel stock                                                                           (23,763)          9,821
        Materials and supplies                                                                       (2,909)           (950)
        Accounts payable                                                                             27,625          (8,091)
        Other                                                                                        37,269          17,887
                                                                                              -------------- ---------------
Net cash provided from operating activities                                                         117,074          95,874
                                                                                              -------------- ---------------
Investing Activities:
Gross property additions                                                                            (37,433)        (60,282)
Other                                                                                                (6,121)        (10,602)
                                                                                              -------------- ---------------
Net cash used for investing activities                                                              (43,554)        (70,884)
                                                                                              -------------- ---------------
Financing Activities:
Increase (decrease) in notes payable, net                                                           (39,075)        (40,500)
Proceeds --
 Other long-term debt                                                                                     -         100,000
 Capital contributions from parent company                                                           70,579           9,770
Retirements --
 First mortgage bonds                                                                               (36,000)              -
 Other long-term debt                                                                               (20,718)        (51,176)
Payment of preferred stock dividends                                                                 (1,538)         (1,510)
Payment of common stock dividends                                                                   (37,800)        (41,100)
Other                                                                                                   (77)           (465)
                                                                                              -------------- ---------------
Net cash used for financing activities                                                              (64,629)        (24,981)
                                                                                              -------------- ---------------
Net Change in Cash and Cash Equivalents                                                               8,891               9
Cash and Cash Equivalents at Beginning of Period                                                      7,531             173
                                                                                              -------------- ---------------
Cash and Cash Equivalents at End of Period                                                          $16,422           $ 182
                                                                                              ============== ===============
Supplemental Cash Flow Information:
Cash paid during the period for --
 Interest (net of amount capitalized)                                                                $16,176         $20,679
 Income taxes (net of refunds)                                                                        $4,493          $3,425





         The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.

                                                 MISSISSIPPI POWER COMPANY
                                                 CONDENSED BALANCE SHEETS

                                                                                  At September 30,
                                                                                        2001              At December 31,
Assets                                                                               (Unaudited)               2000
                                                                                 --------------------   --------------------
                                                                                                          (in thousands)
Current Assets:
Cash and cash equivalents                                                                  $  16,422               $  7,531
Receivables --
 Customer accounts receivable                                                                 60,733                 48,001
 Under recovered regulatory clauses                                                           13,549                 24,063
 Other accounts and notes receivable                                                          30,989                 21,843
 Affiliated companies                                                                         19,539                 10,071
 Accumulated provision for uncollectible accounts                                               (882)                  (571)
Fossil fuel stock, at average cost                                                            34,983                 11,220
Materials and supplies, at average cost                                                       24,603                 21,694
Other                                                                                         14,626                  8,320
                                                                                 --------------------   --------------------
Total current assets                                                                         214,562                152,172
                                                                                 --------------------   --------------------
Property, Plant, and Equipment:
In service                                                                                 1,711,684              1,665,879
Less accumulated provision for depreciation                                                  687,980                652,891
                                                                                 --------------------   --------------------
                                                                                           1,023,704              1,012,988
Construction work in progress                                                                 48,976                 60,951
                                                                                 --------------------   --------------------
Total property, plant, and equipment                                                       1,072,680              1,073,939
                                                                                 --------------------   --------------------
Other Property and Investments                                                                 1,690                  2,268
                                                                                 --------------------   --------------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                                                      13,321                 13,860
Prepaid pension costs                                                                          9,506                  6,724
Debt expense, being amortized                                                                  4,440                  4,628
Premium on reacquired debt, being amortized                                                    6,890                  7,168
Other                                                                                         20,177                 14,312
                                                                                 --------------------   --------------------
Total deferred charges and other assets                                                       54,334                 46,692
                                                                                --------------------   --------------------
Total Assets                                                                              $1,343,266             $1,275,071
                                                                                 ====================   ====================




         The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.


                                                 MISSISSIPPI POWER COMPANY
                                                 CONDENSED BALANCE SHEETS

                                                                                  At September 30,
                                                                                        2001              At December 31,
Liabilities and Stockholders' Equity                                                 (Unaudited)               2000
                                                                                 --------------------   --------------------
                                                                                                          (in thousands)
Current Liabilities:
Securities due within one year                                                              $ 80,020                  $  20
Notes payable                                                                                 16,925                 56,000
Accounts payable --
 Affiliated                                                                                    3,983                 10,715
 Other                                                                                        79,022                 48,146
Customer deposits                                                                              6,114                  5,274
Taxes accrued --
 Income taxes                                                                                 49,679                  8,769
 Other                                                                                        28,776                 36,799
Interest accrued                                                                               6,534                  4,482
Vacation pay accrued                                                                           5,701                  5,701
Other                                                                                         10,389                  7,003
                                                                                 --------------------   --------------------
Total current liabilities                                                                    287,143                182,909
                                                                                 --------------------   --------------------
Long-term debt                                                                               234,045                370,511
                                                                                 --------------------   --------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                                            137,480                139,909
Deferred credits related to income taxes                                                      23,880                 25,603
Accumulated deferred investment tax credits                                                   22,571                 23,481
Employee benefits provisions                                                                  35,664                 34,671
Workforce reduction plan                                                                       8,627                  9,734
Other                                                                                         32,663                 16,546
                                                                                 --------------------   --------------------
Total deferred credits and other liabilities                                                 260,885                249,944
                                                                                 --------------------   --------------------
Company obligated mandatorily redeemable preferred
 securities of subsidiary trust holding company junior
 subordinated notes                                                                           35,000                 35,000
                                                                                 --------------------   --------------------
Preferred stock                                                                               31,809                 31,809
                                                                                 --------------------   --------------------
Common Stockholder's Equity:
Common stock equity --
  Authorized  - 1,130,000 shares
  Outstanding - 1,121,000 shares
Par value                                                                                     37,691                 37,691
Paid-in capital                                                                              264,740                194,161
Premium on preferred stock                                                                       326                    326
Retained earnings                                                                            191,627                172,720
                                                                                 --------------------   --------------------
Total common stockholder's equity                                                            494,384                404,898
                                                                                 --------------------   --------------------

Total Liabilities and Stockholder's Equity                                                $1,343,266             $1,275,071
                                                                                 ====================   ====================


         The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    THIRD QUARTER 2001 vs. THIRD QUARTER 2000
                                       AND
                     YEAR-TO-DATE 2001 vs. YEAR-TO-DATE 2000


RESULTS OF OPERATIONS

Earnings

MISSISSIPPI's net income after dividends on preferred stock for the third quarter and year-to-date 2001 was $30.4 million and $56.7 million, respectively, compared to $28.8 million and $47.7 million for the corresponding periods of 2000. For the third quarter 2001, earnings were up mainly due to lower interest charges. The year-to-date 2001 increase in earnings is primarily attributed to higher operating revenues, higher other income and lower interest charges.

     Significant income statement items appropriate for discussion include the following:

                                                                           Increase (Decrease)
                                                      ---------------------------------------------------------------
                                                              Third Quarter                    Year-To-Date
                                                      ------------------------------- -------------------------------
                                                        (in thousands)        %       (in thousands)          %
Retail sales.....................................         $(14,795)          (9.3)        $ (6,125)          (1.6)
Sales for resale - non-affiliates................           19,456           40.5           46,832           42.4
Sales for resale - affiliates....................           11,837          147.6           38,545          228.0
Fuel expense.....................................           35,863           63.1           56,838           38.8
Purchased power - non-affiliates.................          (23,032)         (70.7)         (11,386)         (22.9)
Purchased power - affiliates.....................           (7,069)         (54.6)          14,579           40.5
Other operation expense..........................            8,677           31.5           13,125           16.0
Maintenance expense..............................            2,435           22.7             (460)          (1.1)
Taxes other than income taxes....................           (1,846)         (14.2)          (3,329)          (9.0)
Other, net.......................................            1,434          270.6            2,706          204.8
Interest expense, net............................           (1,946)         (28.8)          (3,225)         (15.2)

     Retail sales. Excluding fuel revenues, which generally do not affect net income, retail sales revenue was down by $3.8 million, or 1.7%, in the third quarter 2001 and $3.5 million, or 4.0%, year-to-date 2001 when compared to the corresponding periods in 2000 due to lower retail energy sales. Retail energy sales decreased by 3.6% and 2.5% for the third quarter and year-to-date, respectively, primarily due to mild weather when compared to the same periods in 2000.

     Sales for resale - non-affiliates. The third quarter and year-to-date 2001 increases in these sales are primarily attributed to increased demand for energy by non-affiliates and additional power sales as a result of the commercial operation of Plant Daniel Units 3 and 4 when compared to the corresponding periods in 2000.

     Sales for resale - affiliates and Purchased power - affiliates. Revenues from sales for resale to affiliated companies, as well as purchases of energy, within the SOUTHERN system will vary from period to period depending on demand and the availability and cost of generating resources at each company. These transactions do not have a significant impact on earnings.

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Fuel expense. Fuel expense in the third quarter and year-to-date 2001 increased when compared to the same periods in 2000 due primarily to the higher cost of fuel. Additionally, year-to-date 2001 fuel expense increased due to commercial operation of Plant Daniel Units 3 and 4 in the spring of 2001. Since energy expenses are generally offset by energy revenues, these expenses do not have a significant impact on earnings.

     Purchased power - non-affiliates. The third quarter and year-to-date 2001 decreases are primarily due to the expiration of certain purchased power contracts and to the commercial operation of the new units at Plant Daniel in May 2001. These transactions do not have a significant impact on net income since energy expenses are generally offset by energy revenues.

     Other operation expense. Increases for the third quarter and year-to-date 2001, when compared to the corresponding periods in 2000, are related to the commercial operation of Plant Daniel Units 3 and 4 which began in May 2001.

     Maintenance expense. For the third quarter 2001, the increase in maintenance expense when compared to the same period in 2000 is directly related to commercial operation of Plant Daniel Units 3 and 4.

     Taxes other than income taxes. These taxes were lower for the third quarter and year-to-date 2001 due principally to reduced ad valorem taxes related to a change in the tax rate compared to the same periods in the prior year.

     Other, net. The third quarter and year-to-date 2001 increases are mainly due to the completion of project work requested by customers when compared to the corresponding periods in 2000.

     Interest expense, net. Third quarter and year-to-date 2001 interest expenses decreased as a result of lower interest rates on debt outstanding.


Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors including regulatory matters, the effect of weather, and the economy on energy sales. On August 3, 2001, MISSISSIPPI filed a request with the Mississippi PSC to increase annual retail rate revenues by approximately $46.4 million. The requested increase would take effect in January 2002. As a result of the filing, the Mississippi PSC suspended the semi-annual evaluations under MISSISSIPPI's formula rate plan until an order is issued on MISSISSIPPI's request. Hearings on this matter were held before the Mississippi PSC on November 7, 8 and 9, 2001. The Mississippi PSC is required to rule on MISSISSIPPI'S request in early December 2001. For additional information, see
Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of MISSISSIPPI in the Form 10-K.

     With the enactment of the Energy Act and new legislation being discussed at federal and state levels to expand customer choice, MISSISSIPPI is positioning the business to meet the challenge of increasing competition. For additional information, see Item 1 - BUSINESS - "Competition" and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of MISSISSIPPI in the Form 10-K.

     MISSISSIPPI's 2001 ECO Plan filing was approved, as filed, by the Mississippi PSC on March 7, 2001, and resulted in a slight increase in customer prices. Compliance costs related to the Clean Air Act could affect

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


earnings if such costs cannot continue to be recovered. For additional information about the Clean Air Act and other environmental issues, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" of MISSISSIPPI in the Form 10-K.

     On March 14, 2001, the FERC rejected certain elements of SOUTHERN's RTO proposal. For additional information on the FERC's response to SOUTHERN's proposal, reference is made to Item 1 - BUSINESS - "Integrated Southeast Utilities" in the Form 10-K. Following the March 14, 2001 order, SOUTHERN submitted a series of status reports informing the FERC of progress toward the development of a Southeastern RTO. In these status reports, SOUTHERN explained that it has entered into memoranda of understanding to develop an RTO with a number of non-jurisdictional cooperative and public power entities. In addition, SOUTHERN has entered into a memorandum of understanding with TVA to address coordination issues between their transmission systems. On July 12, 2001, the FERC issued an order on the status reports of SOUTHERN, as well as GridSouth and Entergy/Southwest Power Pool. In those orders, the FERC indicated that it favored a single RTO for the Southeast. The FERC initiated a mediation process and directed the parties to participate in the mediation for 45 days. The parties to the mediation failed to reach agreement on a single RTO for the Southeast. On November 7, 2001, the FERC suspended the December 15, 2001 deadline to form an RTO established in its order issued December 20, 1999. SOUTHERN continues to work with the other entities to develop an RTO.

     Reference is also made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" and Note 3 to the financial statements of MISSISSIPPI in the Form 10-K for information on EPA litigation.

     Reference is made to Notes (C) through (F), (K),(L) and (O) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential. Reference is also made to Part II - Item 1 - "Legal Proceedings" herein.

New Accounting Standards

Effective January 1, 2001, MISSISSIPPI adopted FASB Statement No. 133, as amended, and changed the method of accounting for derivative instruments. Derivatives are now reflected on the Condensed Consolidated Balance Sheet at fair market value. Reference is made to Note (C) in the "Notes to the Condensed Financial Statements" herein for additional information on the adoption of Statement No. 133.

     In June 2001, the FASB issued Statement No. 141, "Business Combinations," which establishes new accounting and reporting standards for business combinations and supersedes Accounting Principles Board (APB) Opinion No. 16. All business combinations initiated after June 30, 2001 must now be accounted for using the purchase method of accounting.

     Also in June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets," which establishes new accounting and reporting standards for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for upon acquisition and on an ongoing basis. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, which are no longer limited to 40 years. The provisions of Statement No. 142 are effective beginning in 2002 and are not expected to have a material impact on MISSISSIPPI's financial statements.

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Additionally in June 2001, the FASB issued Statement No. 143, "Asset Retirement Obligations," which establishes new accounting and reporting standards for legal obligations associated with retiring assets, including decommissioning nuclear plants. The fair value of a liability for an asset retirement obligation must be recorded in the period in which it is incurred, with the cost capitalized as part of the related long-lived asset and depreciated over the asset's useful life. Changes in the liability resulting from the passage of time will be recognized as operating expenses. Statement No. 143 must be adopted by 2003. MISSISSIPPI has not yet quantified the impact of adopting Statement No. 143 on its financial statements.

     In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes both Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions for the disposal of a segment of a business contained in APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Statement No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations. The provisions of Statement No. 144 are effective beginning in 2002 and are not expected to have a material impact on MISSISSIPPI's financial statements.


FINANCIAL CONDITION

Overview

Major changes in MISSISSIPPI's financial condition during the first nine months of 2001 included the addition of approximately $37.4 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations and capital contributions from SOUTHERN. See MISSISSIPPI's Condensed Statements of Cash Flows for further details.

Financing Activities

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Financing Activity" and Note 4 to the financial statements of MISSISSIPPI in the Form 10-K. Effective May 4, 2001, in connection with commercial operation of a 1,064-megawatt natural gas combined cycle facility, MISSISSIPPI entered into the initial 10-year lease term with Escatawpa Funding, Limited Partnership. The final completion cost will be approximately $370 million. Reference is made to Note (L) in the "Notes to the Condensed Financial Statements" herein for additional information.

     MISSISSIPPI plans to continue, to the extent possible, a program to retire higher-cost debt and replace these securities with lower-cost capital.

Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS of MISSISSIPPI under "Capital Requirements for Construction," "Environmental Matters" and "Other Capital Requirements" and Note 3 to the financial statements in the Form 10-K for a description of MISSISSIPPI's capital requirements for its construction program, environmental compliance efforts, sinking fund requirements and maturities of long-term debt.

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Sources of Capital

In addition to the financing activities previously described herein, MISSISSIPPI plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings--if needed--will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1
- BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, MISSISSIPPI had at September 30, 2001 approximately $16.4 million of cash and cash equivalents and approximately $124.3 million of unused committed credit arrangements with banks. The credit arrangements provide liquidity support to MISSISSIPPI's obligation with respect to variable rate pollution control bonds and commercial paper. MISSISSIPPI may also meet short-term cash needs through a SOUTHERN subsidiary organized to issue and sell commercial paper at the request and for the benefit of MISSISSIPPI and other SOUTHERN subsidiaries. At September 30, 2001, MISSISSIPPI had outstanding $16.9 million of commercial paper. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                                SAVANNAH ELECTRIC
                                       AND
                                  POWER COMPANY


                                                SAVANNAH ELECTRIC AND POWER COMPANY
                                             CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                                 For the Three Months              For the Nine Months
                                                                  Ended September 30,              Ended September 30,
                                                                2001              2000             2001           2000
                                                           ----------------  ---------------- --------------- --------------
                                                                            (in thousands)                   (in thousands)
Operating Revenues:
Retail sales                                                       $88,398           $94,979        $217,533       $215,087
Sales for resale --
 Non-affiliates                                                      3,808             1,973           7,382          3,539
 Affiliates                                                            638             1,297           2,516          4,051
Other revenues                                                         739               600           1,813          1,342
                                                           ----------------  ---------------- --------------- --------------
Total operating revenues                                            93,583            98,849         229,244        224,019
                                                           ----------------  ---------------- --------------- --------------
Operating Expenses:
Operation --
 Fuel                                                               18,096            19,676          40,609         46,186
 Purchased power --
  Non-affiliates                                                    13,510            14,510          21,592         22,103
  Affiliates                                                        12,391            12,518          41,096         29,138
 Other                                                              12,959            13,538          38,110         38,186
Maintenance                                                          4,336             4,653          15,333         14,797
Depreciation and amortization                                        6,461             6,309          19,381         18,927
Taxes other than income taxes                                        3,934             3,585          10,679          9,939
                                                           ----------------  ---------------- --------------- --------------
Total operating expenses                                            71,687            74,789         186,800        179,276
                                                           ----------------  ---------------- --------------- --------------
Operating Income                                                    21,896            24,060          42,444         44,743
Other Income (Expense):
Interest income                                                         33                51             150            130
Other, net                                                             126              (124)           (188)          (528)
                                                           ----------------  ---------------- --------------- --------------
Earnings Before Interest and Income Taxes                           22,055            23,987          42,406         44,345
                                                           ----------------  ---------------- --------------- --------------
Interest Charges and Other:
Interest expense, net                                                3,049             3,190           9,589          9,390
Distributions on preferred securities of subsidiary                    685               685           2,055          2,055
                                                           ----------------  ---------------- --------------- --------------
Total interest charges and other, net                                3,734             3,875          11,644         11,445
                                                           ----------------  ---------------- --------------- --------------
Earnings Before Income Taxes                                        18,321            20,112          30,762         32,900
Income taxes                                                         7,012             7,761          11,753         12,619
                                                           ----------------  ---------------- --------------- --------------
Net Income Before Cumulative Effect of
 Accounting Change                                                  11,309            12,351          19,009         20,281
Cumulative effect of accounting change --
 less income taxes of $14 thousand                                       -                 -              22              -
                                                           ----------------  ---------------- --------------- --------------
Net Income                                                        $ 11,309          $ 12,351        $ 19,031       $ 20,281
                                                           ================  ================ =============== ==============






               The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.

                                             SAVANNAH ELECTRIC AND POWER COMPANY
                                       CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                    For the Nine Months
                                                                                                    Ended September 30,
                                                                                                   2001             2000
                                                                                              ---------------  ---------------
                                                                                                      (in thousands)
Operating Activities:
Net income                                                                                           $19,031          $20,281
Adjustments to reconcile net income
 to net cash provided from operating activities --
      Depreciation and amortization                                                                   20,865           20,161
      Deferred income taxes and investment tax credits, net                                          (10,667)             235
      Other, net                                                                                       5,273            4,602
      Changes in certain current assets and liabilities --
        Receivables, net                                                                               1,468          (22,257)
        Fossil fuel stock                                                                               (973)             770
        Materials and supplies                                                                          (633)            (802)
        Accounts payable                                                                             (13,186)            (266)
        Other                                                                                         27,760            4,006
                                                                                              ---------------  ---------------
Net cash provided from operating activities                                                           48,938           26,730
                                                                                              ---------------  ---------------
Investing Activities:
Gross property additions                                                                             (25,404)         (20,325)
Other, net                                                                                              (472)          (2,504)
                                                                                              ---------------  ---------------
Net cash used for investing activities                                                               (25,876)         (22,829)
                                                                                              ---------------  ---------------
Financing Activities:
Increase (decrease) in notes payable, net                                                            (19,160)          15,800
Proceeds --
 Other long-term debt                                                                                 65,000                -
 Capital contributions from parent company                                                               277                -
Retirements --
 First mortgage bonds                                                                                (20,642)               -
 Other long-term debt                                                                                (30,630)            (374)
Payment of common stock dividends                                                                    (16,300)         (18,300)
Other                                                                                                   (394)             (12)
                                                                                              ---------------  ---------------
Net cash used for financing activities                                                               (21,849)          (2,886)
                                                                                              ---------------  ---------------
Net Change in Cash and Cash Equivalents                                                                1,213            1,015
Cash and Cash Equivalents at Beginning of Period                                                           -            6,553
                                                                                              ---------------  ---------------
Cash and Cash Equivalents at End of Period                                                            $1,213           $7,568
                                                                                              ===============  ===============
Supplemental Cash Flow Information:
Cash paid during the period for --
 Interest (net of amount capitalized)                                                                $10,503           $9,036
 Income taxes (net of refunds)                                                                        (1,982)          10,955



            The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.

                                             SAVANNAH ELECTRIC AND POWER COMPANY
                                                  CONDENSED BALANCE SHEETS

                                                                                    At September 30,
                                                                                          2001              At December 31,
Assets                                                                                (Unaudited)                2000
                                                                                   -------------------    --------------------
                                                                                                           (in thousands)
Current Assets:
Cash and cash equivalents                                                                     $ 1,213                     $ -
Receivables --
 Customer accounts receivable                                                                  42,488                  28,189
 Under recovered retail fuel clause revenue                                                    24,055                  39,632
 Other accounts and notes receivable                                                            1,082                   1,412
 Affiliated companies                                                                             922                     738
 Accumulated provision for uncollectible accounts                                                (451)                   (407)
Fossil fuel stock, at average cost                                                              8,112                   7,140
Materials and supplies, at average cost                                                         9,577                   8,944
Prepaid Taxes                                                                                       -                   8,651
Other                                                                                           1,056                     377
                                                                                   -------------------    --------------------
Total current assets                                                                           88,054                  94,676
                                                                                   -------------------    --------------------
Property, Plant, and Equipment:
In service                                                                                    853,110                 829,270
Less accumulated provision for depreciation                                                   399,232                 382,030
                                                                                   -------------------    --------------------
                                                                                              453,878                 447,240
Construction work in progress                                                                   6,555                   6,782
                                                                                   -------------------    --------------------
Total property, plant, and equipment                                                          460,433                 454,022
                                                                                   -------------------    --------------------
Other Property and Investments                                                                  2,631                   2,066
                                                                                   -------------------    --------------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                                                       12,012                  12,404
Cash surrender value of life insurance for deferred compensation plans                         17,632                  17,954
Debt expense, being amortized                                                                   3,252                   3,003
Premium on reacquired debt, being amortized                                                     7,061                   7,575
Other                                                                                           3,113                   2,527
                                                                                   -------------------    --------------------
Total deferred charges and other assets                                                        43,070                  43,463
                                                                                   -------------------    --------------------
Total Assets                                                                                 $594,188                $594,227
                                                                                   ===================    ====================



            The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.


                                             SAVANNAH ELECTRIC AND POWER COMPANY
                                                  CONDENSED BALANCE SHEETS

                                                                                    At September 30,
                                                                                          2001              At December 31,
Liabilities and Stockholder's Equity                                                  (Unaudited)                2000
                                                                                   -------------------    --------------------
                                                                                                           (in thousands)
Current Liabilities:
Securities due within one year                                                                  $ 768                $ 30,698
Notes payable                                                                                  26,240                  45,400
Accounts payable --
 Affiliated                                                                                     4,721                  16,153
 Other                                                                                          5,816                   7,738
Customer deposits                                                                               6,082                   5,696
Taxes accrued --
 Income taxes                                                                                   9,928                   3,450
 Other                                                                                          4,621                   1,435
Interest accrued                                                                                5,434                   4,541
Vacation pay accrued                                                                            2,382                   2,276
Other                                                                                           7,000                   7,973
                                                                                   -------------------    --------------------
Total current liabilities                                                                      72,992                 125,360
                                                                                   -------------------    --------------------
Long-term debt                                                                                160,560                 116,902
                                                                                   -------------------    --------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                                              79,418                  79,756
Deferred credits related to income taxes                                                       14,604                  16,038
Accumulated deferred investment tax credits                                                    10,118                  10,616
Deferred compensation plans                                                                    13,139                  11,968
Employee benefits provisions                                                                   12,828                   9,236
Other                                                                                          12,526                   9,357
                                                                                   -------------------    --------------------
Total deferred credits and other liabilities                                                  142,633                 136,971
                                                                                   -------------------    --------------------
Company obligated mandatorily redeemable preferred
 securities of subsidiary trusts holding company junior
 subordinated notes                                                                            40,000                  40,000
                                                                                   -------------------    --------------------
Common Stockholder's Equity:
Common stock, par value $5 per share --
  Authorized  - 16,000,000 shares
  Outstanding - 10,844,635 shares
Par value                                                                                      54,223                  54,223
Paid-in capital                                                                                11,543                  11,265
Retained earnings                                                                             112,237                 109,506
                                                                                   -------------------    --------------------
Total common stockholder's equity                                                             178,003                 174,994
                                                                                   -------------------    --------------------

Total Liabilities and Stockholder's Equity                                                   $594,188                $594,227
                                                                                   ===================    ====================



            The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    THIRD QUARTER 2001 vs. THIRD QUARTER 2000
                                       AND
                     YEAR-TO-DATE 2001 vs. YEAR-TO-DATE 2000


RESULTS OF OPERATIONS

Earnings

SAVANNAH's net income for the third quarter and year-to-date 2001 was $11.3 million and $19.0 million, respectively, as compared to $12.4 million and $20.3 million for the corresponding periods of 2000. Third quarter 2001 earnings were down $1 million, or 8.4%, primarily due to lower operating revenues. Year-to-date 2001 earnings decrease of $1.2 million, or 6.2%, is primarily attributed to higher operating expenses.

     Significant income statement items appropriate for discussion include the following:

                                                                           Increase (Decrease)
                                                      ---------------------------------------------------------------
                                                              Third Quarter                    Year-To-Date
                                                      ------------------------------- -------------------------------
                                                        (in thousands)        %       (in thousands)          %
Retail sales.....................................          $(6,581)          (6.9)        $  2,446            1.1
Sales for resale - non-affiliates................            1,835           93.0            3,843          108.6
Sales for resale - affiliates....................             (659)         (50.8)          (1,535)         (37.9)
Fuel expense.....................................           (1,580)          (8.0)          (5,577)         (12.1)
Purchased power - non-affiliates.................           (1,000)          (6.9)            (511)          (2.3)
Purchased power - affiliates.....................             (127)          (1.0)          11,958           41.0
Taxes other than income taxes....................              349            9.7              740            7.4

     Retail sales. Excluding fuel revenues, which do not affect net income, retail sales revenue decreased by $1.6 million, or 3%, for the third quarter of 2001 and decreased by $0.5 million, or 0.4%, year-to-date 2001 when compared to the corresponding periods in 2000. During the third quarter 2001, retail sales revenue decreased primarily due to decreases in retail energy sales of 2.3% and 4.6%, respectively, to residential and industrial customers. Retail energy sales to residential customers were affected by the mild weather and industrial energy sales were affected by reduced demand from industrial customers using energy during off-peak hours and a slowing economy in the third quarter of 2001. The year-to-date 2001 increase in retail sales revenue is attributed to a 1.6% increase in energy sales to retail customers caused by growth in the number of customers served by SAVANNAH, partially offset by a decrease in industrial sales revenue.

     Sales for resale - non-affiliates. For the third quarter and year-to-date 2001, these sales to non-affiliates revenues were higher due mainly to increased energy sales to non-affiliated wholesale customers when compared to the corresponding periods in 2000. These transactions do not have a significant impact on earnings since the energy is usually sold at variable cost.

     Sales for resale - affiliates and Purchased power - affiliates. Revenues from sales for resale to affiliated companies, as well as purchases of energy, within the SOUTHERN system will vary from period to period depending on demand and the availability and cost of generating resources at each company. These transactions do not have a significant impact on earnings.

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Fuel expense. During the third quarter and year-to-date 2001, reduced generation due to lower demand for energy and lower average cost of fuel consumed resulted in fuel expense being lower when compared to the same periods in 2000.

     Purchased power - non-affiliates. The third quarter and year-to-date 2001 decreases are primarily due to lower demand for energy in SAVANNAH's service area. These transactions do not have a significant impact on net income since energy expenses are generally offset by energy revenues.

     Taxes other than income taxes. The increases for the third quarter and year-to-date 2001 are primarily attributed to higher franchise fees related to an increase in SAVANNAH's billed revenues.


Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors including regulatory matters and the effect of weather and the economy on energy sales.

     With the enactment of the Energy Act and new legislation being discussed at federal and state levels to expand customer choice, SAVANNAH is positioning the business to meet the challenge of increasing competition. For additional information, see Item 1 - BUSINESS - "Competition" and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of SAVANNAH in the Form 10-K.

     Compliance costs related to the Clean Air Act and other environmental issues could affect earnings if such costs cannot be offset. For additional information about the Clean Air Act and other environmental issues, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" of SAVANNAH in the Form 10-K.

     On March 14, 2001, the FERC rejected certain elements of SOUTHERN's RTO proposal. For additional information on the FERC's response to SOUTHERN's proposal, reference is made to Item 1 - BUSINESS - "Integrated Southeast Utilities" in the Form 10-K. Following the March 14, 2001 order, SOUTHERN submitted a series of status reports informing the FERC of progress toward the development of a Southeastern RTO. In these status reports, SOUTHERN explained that it has entered into memoranda of understanding to develop an RTO with a number of non-jurisdictional cooperative and public power entities. In addition, SOUTHERN has entered into a memorandum of understanding with TVA to address coordination issues between their transmission systems. On July 12, 2001, the FERC issued an order on the status reports of SOUTHERN, as well as GridSouth and Entergy/Southwest Power Pool. In those orders, the FERC indicated that it favored a single RTO for the Southeast. The FERC initiated a mediation process and directed the parties to participate in the mediation for 45 days. The parties to the mediation failed to reach agreement on a single RTO for the Southeast. On November 7, 2001, the FERC suspended the December 15, 2001 deadline to form an RTO established in its order issued December 20, 1999. SOUTHERN continues to work with the other entities to develop an RTO.

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Reference is also made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" and Note 3 to the financial statements of SAVANNAH in the Form 10-K for information on EPA litigation.

     Reference is made to Notes (C) through (F), (K) and (M) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential. Reference is also made to Part II - Item 1 - "Legal Proceedings" herein.

New Accounting Standards

Effective January 1, 2001, SAVANNAH adopted FASB Statement No. 133, as amended, and changed the method of accounting for derivative instruments. Derivatives are now reflected on the Condensed Consolidated Balance Sheet at fair market value. Reference is made to Note (C) in the "Notes to the Condensed Financial Statements" herein for additional information on the adoption of Statement No. 133.

     In June 2001, the FASB issued Statement No. 141, "Business Combinations," which establishes new accounting and reporting standards for business combinations and supersedes Accounting Principles Board (APB) Opinion No. 16. All business combinations initiated after June 30, 2001 must now be accounted for using the purchase method of accounting.

     Also in June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets," which establishes new accounting and reporting standards for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for upon acquisition and on an ongoing basis. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, which are no longer limited to 40 years. The provisions of Statement No. 142 are effective beginning in 2002 and are not expected to have a material impact on SAVANNAH's financial statements.

     Additionally in June 2001, the FASB issued Statement No. 143, "Asset Retirement Obligations," which establishes new accounting and reporting standards for legal obligations associated with retiring assets, including decommissioning nuclear plants. The fair value of a liability for an asset retirement obligation must be recorded in the period in which it is incurred, with the cost capitalized as part of the related long-lived asset and depreciated over the asset's useful life. Changes in the liability resulting from the passage of time will be recognized as operating expenses. Statement No. 143 must be adopted by 2003. SAVANNAH has not yet quantified the impact of adopting Statement No. 143 on its financial statements.

     In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes both Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions for the disposal of a segment of a business contained in APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Statement No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations. The provisions of Statement No. 144 are effective beginning in 2002 and are not expected to have a material impact on SAVANNAH's financial statements.

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


FINANCIAL CONDITION

Overview

Major changes in SAVANNAH's financial condition during the first nine months of 2001 included the addition of approximately $25.4 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations, credit arrangements with banks and financings. See SAVANNAH's Condensed Statements of Cash Flows for further details.

Financing Activities

In May 2001, SAVANNAH issued $65 million aggregate principal amount of senior notes consisting of $20 million of Series B 5.12% Senior Notes due May 15, 2003 and $45 million of Series C 6.55% Senior Notes due May 15, 2008. The proceeds of the sale were used to redeem in June 2001 the $20 million outstanding principal amount of SAVANNAH's First Mortgage Bonds, 6 3/8% Series due July 1, 2003 and to repay $30 million in bank loans and a portion of SAVANNAH's outstanding short-term indebtedness.

     SAVANNAH plans to continue, to the extent possible, a program to retire higher-cost debt and replace these securities with lower-cost capital.

Sources of Capital

SAVANNAH plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings--if needed--will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1
- BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, SAVANNAH had at September 30, 2001 approximately $1.2 million of cash and cash equivalents and approximately $65.5 million of unused committed credit arrangements with banks. The credit arrangements provide liquidity support to SAVANNAH's obligation with respect to variable rate pollution control bonds and commercial paper. SAVANNAH may also meet short-term cash needs through a SOUTHERN subsidiary organized to issue and sell commercial paper at the request and for the benefit of SAVANNAH and other SOUTHERN subsidiaries. At September 30, 2001, SAVANNAH had outstanding $26.2 million of commercial paper. Since SAVANNAH has no major generating plants under construction, management believes that the need for working capital can be adequately met by utilizing lines of credit.

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                       FOR
                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                              ALABAMA POWER COMPANY
                              GEORGIA POWER COMPANY
                               GULF POWER COMPANY
                            MISSISSIPPI POWER COMPANY
                       SAVANNAH ELECTRIC AND POWER COMPANY


                          INDEX TO APPLICABLE NOTES TO
                       FINANCIAL STATEMENTS BY REGISTRANT


                  Registrant         Applicable Notes

                  SOUTHERN           A, B, C, D, E, F, G, H, I, J, K, N, Q

                  ALABAMA            A, C, D, E, F, K, N

                  GEORGIA            A, C, D, E, F, G, H, K, M

                  GULF               A, C, D, E, F, K, P

                  MISSISSIPPI        A, C, D, E, F, K, L, O

                  SAVANNAH           A, C, D, E, F, K, M

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                              ALABAMA POWER COMPANY
                              GEORGIA POWER COMPANY
                               GULF POWER COMPANY
                            MISSISSIPPI POWER COMPANY
                       SAVANNAH ELECTRIC AND POWER COMPANY


NOTES TO THE CONDENSED FINANCIAL STATEMENTS:

(A) The condensed financial statements of the registrants included herein have been prepared by each registrant, without audit, pursuant to the rules and regulations of the SEC. In the opinion of each registrant's management, the information regarding such registrant furnished herein reflects all adjustments necessary to present fairly the results of operations for the periods ended September 30, 2001 and 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although each registrant believes that the disclosures regarding such registrant are adequate to make the information presented not misleading. It is suggested that these condensed financial statements of each registrant be read in conjunction with the financial statements of such registrant and the notes thereto included in the Form 10-K. Certain prior period amounts have been reclassified to conform with current period presentation. Due to seasonal variations in the demand for energy, operating results for the periods presented do not necessarily indicate operating results for the entire year.

(B)  Reference is made to Note 11 to the financial statements of SOUTHERN in
     Item 8 and MANAGEMENT'S DISCUSSION AND ANALYSIS - "Overview of Consolidated Earnings" and "Discontinued Operations" of SOUTHERN in Item 7 of the Form 10-K for information on the spin off of Mirant.

     On April 2, 2001, SOUTHERN completed the spin off of Mirant with a tax free distribution to SOUTHERN's shareholders of its remaining ownership of 272 million Mirant shares. Shares from the spin off were distributed at a ratio of approximately 0.4 share of Mirant common stock for every share of SOUTHERN common stock held at the record date. The distribution resulted in charges of approximately $3,323 million and $260 million to SOUTHERN's paid-in capital and retained earnings, respectively.

     As a result of the spin off, SOUTHERN's financial statements reflect Mirant as discontinued operations. All historical financial statements presented and footnotes have been reclassified to conform to this presentation, with the historical assets and liabilities of Mirant presented on the Condensed Consolidated Balance Sheet as net assets of discontinued operations.

(C) On January 1, 2001, SOUTHERN and its subsidiaries adopted FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. Statement No. 133 requires that certain derivative instruments be recorded in the balance sheet as either an asset or liability measured at fair value and that changes in the fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

     SOUTHERN utilizes financial instruments to reduce its exposure to changes in interest rates and foreign currency exchange rates. Such financial instruments are generally structured so that their terms are substantially identical to (and their changes in market value are highly correlated to) those of SOUTHERN's recorded liabilities or unrecorded firm commitments. Thus, these instruments generally qualify as hedges under Statement No. 133.

      The integrated Southeast utilities also enter into commodity related forward and option contracts to limit exposure to changing prices on certain fuel purchases and electricity purchases and sales. Substantially all of the integrated Southeast utilities' bulk energy purchases and sales contracts meet the definition of a derivative under Statement No. 133. In many cases, these contracts qualify for Statement No. 133's normal purchase and sale exception and are, therefore, accounted for under the accrual method. Others qualify as cash flow hedges of anticipated transactions, resulting in the deferral of related gains and losses in other comprehensive income until the hedged transactions occur. Any ineffectiveness is recognized currently in net income. Contracts that do not qualify for the normal purchase and sale exception and do not meet the hedge requirements are marked to market through current period income.

      The cumulative effect of adoption was a reduction of approximately $300 million in comprehensive income, which was all related to discontinued operations. The impact on net income was immaterial to each of the integrated Southeast utilities individually and less than $0.01 per share to SOUTHERN on a consolidated basis. The mark to market adjustments recorded during the third quarter of 2001 were also immaterial. The application and interpretation of Statement No. 133's requirements are still evolving and further guidance from the FASB is expected, which could further impact the financial statements of SOUTHERN and the integrated Southeast utilities. Also, as wholesale energy markets mature, the accounting for future transactions could be significantly impacted by Statement No. 133, resulting in more volatility in net income and comprehensive income.

      Reference is made to MANAGEMENT'S DISCUSSION AND ANALYSIS - "Market Price Risk" of SOUTHERN and the integrated Southeast utilities in Item 7 for each of the registrants in the Form 10-K, and Note 1 to the financial statements of SOUTHERN under the caption "Financial Instruments for Non-Trading Activities" in Item 8 of the Form 10-K.

(D) SOUTHERN, ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH engage in price risk management activities. Reference is made to MANAGEMENT'S DISCUSSION AND ANALYSIS - "Market Price Risk" in SOUTHERN; and "Exposure to Market Risks," in ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH. Reference is also made to Note 1 to the financial statements of SOUTHERN, ALABAMA and GEORGIA in Item 8 of the Form 10-K for a discussion of these activities.

      In May 2001, the Georgia PSC ordered that SAVANNAH implement a natural gas/oil hedging program effective June 1, 2001. In June 2001, the Mississippi PSC approved MISSISSIPPI's Energy Cost Management Clause, effective June 1, 2001. In November 2001, the Alabama PSC approved ALABAMA's energy hedging program effective November 1, 2001. These programs have been designed as a means to mitigate the effects of volatile fuel prices and to better match the cost recovery of fuel and energy related transactions.

(E) The integrated Southeast utilities are subject to the provisions of FASB Statement No. 71, Accounting for the Effects of Certain Types of Regulation. In the event that a portion of a company's operations is no longer subject to these provisions, the company would be required to write off related regulatory assets and liabilities that are not specifically recoverable, and determine if any other assets have been impaired. For additional information, see Note 1 to the financial statements of each registrant in Item 8 of the Form 10-K.

(F) Reference is made to Note 3 to the financial statements of SOUTHERN, ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH in Item 8 of the Form 10-K for information on EPA litigation.

(G) Reference is made to Note 3 to the financial statements of SOUTHERN and GEORGIA in Item 8 of the Form 10-K for information concerning a three-year rate order approved by the Georgia PSC effective January 1, 1999. The order decreased annual retail rates by $262 million effective January 1, 1999 and by an additional $24 million effective January 1, 2000. The order further provides for $85 million each year, plus up to $50 million annually of any earnings above a 12.5% retail return on common equity during the second and third years, to be applied to accelerated amortization or depreciation of assets. In May 2000, the Georgia PSC ordered that these funds be maintained in a regulatory liability account and that interest be accrued on the account at the prime rate. These amounts are reflected on the balance sheets in deferred credits and other liabilities, other. Two-thirds of any additional earnings above the 12.5% return will be applied to rate reductions and the remaining one-third retained by GEORGIA. Pursuant to this provision, GEORGIA recognized accelerated amortization of $14.6 million in the third quarter of 2001, $25.9 million in the third quarter of 2000, $63.8 million year-to-date 2001 and $113.8 million year-to-date 2000. As mandated by the Georgia PSC, GEORGIA has recorded accumulated interest of $21.9 million on the amounts in the regulatory liability account.

     Pursuant to GEORGIA's existing rate order, GEORGIA was required to file a general rate case with the Georgia PSC by July 1, 2001. Accordingly, on June 29, 2001, GEORGIA filed a rate plan with the Georgia PSC. GEORGIA's filing showed a base rate revenue deficiency of $103 million for the test period. GEORGIA's rate plan proposal waives the base rate increase in favor of a five-year plan that includes several modifications to the existing rate order. GEORGIA requested to continue operating within an earnings band, but requested that the mid-point of the band be increased by 100 basis points, to a range of between 11% and 13.5 % return on equity. As part of the proposal, GEORGIA also requested a continuation of the sharing mechanism that was approved in 1998. The new proposal would allow customers to keep two-thirds of any amount above the earnings range that can be attributed to weather, while GEORGIA would keep one-third. GEORGIA and its customers would each keep half of all other earnings above the range. GEORGIA also proposed a certified capacity cost recovery clause that would become effective on June 1, 2002. In its direct testimony filed on October 12, 2001, the Advocate Staff of the Georgia PSC proposed certain adjustments to GEORGIA's general rate case filing that indicate a $418 million revenue surplus. The Advocate Staff supports a three-year continuation of the current rate plan without the modifications proposed by GEORGIA and rejects the proposed certified capacity cost recovery clause. GEORGIA disagrees with the Advocate Staff's proposed adjustments. The Georgia PSC is expected to issue its decision by December 20, 2001 to be effective January 1, 2002.

(H) Reference is made to Note 3 to the financial statements of SOUTHERN and GEORGIA in Item 8 of the Form 10-K for information regarding GEORGIA's designation as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act and other environmental contingencies.

(I) SOUTHERN has made separate guarantees to certain counterparties regarding performance of contractual commitments by Mirant's trading and marketing subsidiaries. At September 30, 2001, the total notional amount of guarantees was $80.5 million and the estimated fair value of net contractual commitments outstanding was approximately $6.4 million. Based upon a statistical analysis of credit risk, SOUTHERN's potential exposure under these contractual commitments would not materially differ from the estimated fair value. Subsequent to the spin off, Mirant began paying SOUTHERN a monthly fee of 1% on the average aggregate maximum principal amount of all guarantees outstanding until they are replaced or expire. Mirant must use reasonable efforts to release SOUTHERN from all such support arrangements and will indemnify SOUTHERN for any obligations incurred.

     Reference is made to Note 9 to the financial statements of SOUTHERN under the caption "Guarantees" in Item 8 of the Form 10-K.

(J) With respect to Mobile Energy, reference is made to Note 3 to the financial statements of SOUTHERN in Item 8 and to Legal Proceedings in
      Item 3 of the Form 10-K for information relating to (i) petitions for Chapter 11 bankruptcy relief which were filed in the U. S. Bankruptcy Court for the Southern District of Alabama and (ii) proposed settlement discussions among the affected parties.

(K) Reference is made to Note 3 to the financial statements of each registrant in Item 8 and to Legal Proceedings in Item 3 of the Form 10-K for information relating to various lawsuits.

(L) Effective May 4, 2001, in connection with commercial operation of the 1,064-megawatt natural gas combined cycle facility at MISSISSIPPI's Plant Daniel (the "Facility"), MISSISSIPPI entered into the initial 10-year lease term under its lease arrangement for the Facility with Escatawpa Funding, Limited Partnership. The final completion cost will be approximately $370 million. The lease provides for a residual value guarantee (approximately 71% of the acquisition cost) by MISSISSIPPI that is due upon termination of the lease in certain circumstances. The lease also includes purchase and renewal options. Upon termination of the lease, at MISSISSIPPI's option, MISSISSIPPI may either exercise its purchase option or the Facility can be sold to a third party. MISSISSIPPI expects the fair market value of the leased facility to substantially reduce or eliminate MISSISSIPPI's payment under the residual value guarantee. The annual amount of future minimum operating lease payments exclusive of any payment related to this guarantee will approximate $30 million during the initial term.

(M) In April 2001, SAVANNAH received an order from the Georgia PSC allowing SAVANNAH to set the fuel cost recovery rate to recover its approximately $40 million deferred fuel balance over three years and to recover approximately $137 million in projected annual fuel and purchased power costs, for a total recovery of approximately $150 million per year. The order "capped" energy strip purchases at $100 per megawatt. Any purchase agreement for summer energy strips priced in excess of the "cap" requires that the amount above $100 per megawatt be "imputed" as capacity and recovered through non-fuel rates. In a reconsideration of the SAVANNAH order, decided in a June 11, 2001 Administrative Session, the Georgia PSC ordered that all costs for energy purchases contracted for prior to April 30, 2001 may be recovered through the fuel clause. In May 2001, the Georgia PSC approved an increase to the retail fuel rate allowing GEORGIA to recover $87 million of unrecovered fuel costs over the next 24 months.

(N) Reference is made to Note 3 to the financial statements of SOUTHERN and ALABAMA in Item 8 of the Form 10-K for information relating to retail rate adjustment procedures. Effective July 2001, retail rates were adjusted under Rate CNP, Certificated New Plant, which allows ALABAMA to begin to recover costs for a new generating plant after it goes into commercial operation. ALABAMA placed Plant Barry, Unit 7 into commercial operation on May 1, 2001. Effective October 2001, ALABAMA increased retail rates by 2% under the Rate RSE, Rate Stabilization Equalization.

(O) On August 3, 2001, MISSISSIPPI filed a request with the Mississippi PSC to increase annual retail rate revenues by approximately $46.4 million. Hearings on this matter were held before the Mississippi PSC on November 7, 8 and 9, 2001. The Mississippi PSC is required to rule on MISSISSIPPI's request in early December 2001. The requested increase would be effective in January 2002.

(P) On September 10, 2001, GULF filed a request for a base rate increase with the Florida PSC. The total amount of the requested increase is approximately $70 million based on a return on equity of 13.0%. The requested increase is designed to cover the costs associated with the commercial operation of GULF's Plant Smith Unit 3 and other operating costs. Hearings in this matter are currently set for February 25 through March 1, 2002, with a decision by the Florida PSC expected in early May 2002. There can be no assurance that the request, as submitted by GULF, will be approved by the Florida PSC.

(Q) SOUTHERN's reportable business segment is the five integrated Southeast utilities that provide electric service in four states.
      Net income and total assets for discontinued operations are included in the Reconciling Eliminations columns. The All Other category includes parent SOUTHERN, which does not allocate operating expenses to business segments, and segments below the quantitative threshold for separate disclosure. These segments include telecommunications, energy products and services, and leasing and financing services. Intersegment revenues are not material. Financial data for business segments for the periods covered in the Form 10-Q are as follows:



                                                         Integrated
                                                         Southeast         All            Reconciling
                                                         Utilities         Other          Eliminations     Consolidated
                                                         ----------------- -------------- ---------------- -----------------
                                                                                   (in millions)
    Three Months Ended September 30, 2001:
      Operating revenues                                  $   3,082         $     88        $     (5)        $   3,165
      Segment net income (loss)                                 546                8               -               554
    Nine Months Ended September 30, 2001:
      Operating revenues                                  $   7,806         $    207        $    (17)        $   7,996
      Segment net income (loss)                               1,021              (17)            142             1,146
    Total assets at September 30, 2001                      $28,822         $  2,773        $ (1,796)        $  29,799
    ---------------------------------------------------- ----------------- -------------- ---------------- -----------------

    Three Months Ended September 30, 2000:
      Operating revenues                                 $   3,142         $     65        $     (9)        $   3,198
      Segment net income (loss)                                560              (36)             90               614
    Nine Months Ended September 30, 2000:
      Operating revenues                                 $   7,619         $    184        $    (31)        $   7,772
      Segment net income (loss)                              1,017              (87)            271             1,201
    Total assets at December 31, 2000                    $  26,917         $  2,200        $  2,245         $  31,362
    --------------------------------------------------- ----------------- -------------- ---------------- -----------------


PART II       -  OTHER INFORMATION

Item 1.     Legal Proceedings.


(1)          Cooper et al. v. GEORGIA, SOUTHERN, SCS and Southern Company
               Energy Solutions, Inc.
             (Superior Court of Fulton County, Georgia)

             On October 11, 2001, the United States District Court for the Northern District of Georgia denied plaintiffs' motion for class certification. On October 24, 2001, the plaintiffs filed a motion to reconsider the order denying class certification. The defendants filed a brief in opposition to the motion to reconsider on October 29, 2001. The final outcome of the case cannot now be determined. Reference is made to Note 3 to SOUTHERN's and GEORGIA's financial statements in Item 8 of the Form 10-K under the caption "Race Discrimination Litigation" for additional information.

     (2) Reference is made to the Notes to the Condensed Financial Statements herein for information regarding certain legal and administrative proceedings in which SOUTHERN and its reporting subsidiaries are involved.

Item 6.     Exhibits and Reports on Form 8-K.

            (a)    Exhibits.
                   --------

                   Exhibit 24 - (a)    Powers of Attorney and resolutions.
                                       (Designated in the Form 10-K for the year ended December 31, 2000, File Nos.
                                       1-3526, 1-3164, 1-6468, 0-2429, 0-6849
                                       and 1-5072 as Exhibits 24(a), 24(b),
                                       24(c), 24(d), 24(e) and 24(f),
                                       respectively, and incorporated herein by
                                        reference.)

            (b)    Reports on Form 8-K.
                   -------------------

                   ALABAMA filed a Current Report on Form 8-K dated August
                      22, 2001:
                         Items reported:                 Items 5 and 7
                         Financial statements filed:     None

                   GULF filed Current Reports on Form 8-K dated July 31,
                      2001 and October 5, 2001:
                              Items reported:                 Items 5 and 7
                              Financial statements filed:     None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

          THE SOUTHERN COMPANY

     By   H. Allen Franklin
          Chairman and Chief Executive Officer
          (Principal Executive Officer)

     By   Gale E. Klappa
          Financial Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

     By   /s/ Wayne Boston
          (Wayne Boston, Attorney-in-fact)

                                                 Date:  November 13, 2001

-------------------------------------------------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

          ALABAMA POWER COMPANY

     By   Charles D. McCrary
          President and Chief Executive Officer
          (Principal Executive Officer)

     By   William B. Hutchins, III
          Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

     By   /s/ Wayne Boston
          (Wayne Boston, Attorney-in-fact)

                                                   Date:  November 13, 2001

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

          GEORGIA POWER COMPANY

     By   David M. Ratcliffe
          President and Chief Executive Officer
          (Principal Executive Officer)

     By   Thomas A. Fanning
          Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

     By   /s/ Wayne Boston
          (Wayne Boston, Attorney-in-fact)


                                                     Date:  November 13, 2001

-------------------------------------------------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

          GULF POWER COMPANY

     By   Travis J. Bowden
          President and Chief Executive Officer
          (Principal Executive Officer)

     By   Ronnie Labrato
          Vice President, Chief Financial Officer and Comptroller
          (Principal Financial and Accounting Officer)

     By   /s/ Wayne Boston
          (Wayne Boston, Attorney-in-fact)


                                                    Date:  November 13, 2001

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

          MISSISSIPPI POWER COMPANY

     By   Michael D. Garrett
          President and Chief Executive Officer
          (Principal Executive Officer)

     By   Michael W. Southern
          Vice President, Treasurer and Chief Financial Officer
          (Principal Financial and Accounting Officer)

     By   /s/ Wayne Boston
          (Wayne Boston, Attorney-in-fact)


                                                      Date:  November 13, 2001

-------------------------------------------------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

          SAVANNAH ELECTRIC AND POWER COMPANY

     By   Anthony R. James
          President and Chief Executive Officer
          (Principal Executive Officer)

     By   Kirby R. Willis
          Vice President, Treasurer and Chief Financial Officer
          (Principal Financial and Accounting Officer)

     By   /s/ Wayne Boston
          (Wayne Boston, Attorney-in-fact)

                                                   Date:  November 13, 2001