Form 10-K
period 2001-12-31
SAVANNAH ELECTRIC & POWER CO; MISSISSIPPI POWER CO; GEORGIA POWER CO; ALABAMA POWER CO; SOUTHERN CO; GULF POWER CO
filed 2002-03-25
CIK 86940, 66904, 41091, 3153, 92122, 44545

===============================================================================
                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-K

                  (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the Fiscal Year Ended December 31, 2001
                                         OR
                ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the Transition Period from      to

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

===============================================================================

Securities registered pursuant to Section 12(b) of the Act:1

Each of the following classes or series of securities registered pursuant to
Section 12(b) of the Act is registered on the New York Stock Exchange.

Title of each class                                        Registrant
-------------------                                        -----------

Common Stock, $5 par value                               The Southern Company

Company obligated mandatorily redeemable preferred securities, $25 liquidation amount
7.75% Cumulative Quarterly Income Preferred Securities 2
7 1/8% Trust Originated Preferred Securities3
6.875% Cumulative Quarterly Income Preferred Securities4

                    ---------------------------------------------------

Class A preferred, cumulative, $25 stated capital        Alabama Power Company
5.20% Series                        5.83% Series

Senior Notes
7 1/8% Series A         7% Series C
7% Series B           6.75% Series J

Company obligated mandatorily redeemable preferred securities, $25 liquidation amount
7.375% Trust Preferred Securities5
7.60% Trust Originated Preferred Securities6

                     ---------------------------------------------------

Senior Notes                                             Georgia Power Company
6 7/8% Series A              6 5/8% Series D
6.60% Series B

Company obligated mandatorily redeemable
preferred securities, $25 liquidation amount
7.75% Trust Preferred Securities7            7.60% Trust Preferred Securities8
7.75% Cumulative Quarterly Income Preferred Securities9
6.85% Trust Preferred Securities10


                  ------------------------------------------------------

===============================================================================

----------------------------
1 As of December 31, 2001.
2 Issued by Southern Company Capital Trust III and guaranteed by The Southern Company.
3 Issued by Southern Company Capital Trust IV and guaranteed by The Southern Company.
4 Issued by Southern Company Capital Trust V and guaranteed by The Southern Company.
5 Issued by Alabama Power Capital Trust I and guaranteed by Alabama Power
Company.
6 Issued by Alabama Power Capital Trust II and guaranteed by Alabama Power Company.
7 Issued by Georgia Power Capital Trust I and guaranteed by Georgia Power
Company.
8 Issued by Georgia Power Capital Trust II and guaranteed by Georgia Power Company.
9 Issued by Georgia Power Capital Trust III and guaranteed by Georgia Power Company.
10 Issued by Georgia Power Capital Trust IV and guaranteed by Georgia Power Company.

Company obligated mandatorily redeemable          Gulf Power Company
preferred securities, $25 liquidation amount
7.625% Cumulative Quarterly Income Preferred Securities11
7.00% Cumulative Quarterly Income Preferred Securities12
7.375% Trust Preferred Securities13

             ------------------------------------------------------

Depositary preferred shares,                      Mississippi Power Company
each representing
one-fourth of a share of preferred stock,
cumulative, $100 par value
6.32%Series               6.65% Series

Company obligated mandatorily redeemable preferred securities, $25 liquidation amount
7.75% Trust Originated Preferred Securities14

               ---------------------------------------------------

Company obligated mandatorily               Savannah Electric and Power Company
redeemable preferred securities,
$25 liquidation amount
6.85% Trust Preferred Securities15

Securities registered pursuant to Section 12(g) of the Act:16

Title of each class                                     Registrant
-------------------                                     ----------

Preferred stock, cumulative, $100 par value       Alabama Power Company
4.20% Series    4.60% Series    4.72% Series
4.52% Series    4.64% Series    4.92% Series

Class A preferred, cumulative, $100,000 stated capital
Auction (1993 Series)

Class A preferred, cumulative, $100 stated capital
Auction (1988 Series)

           ----------------------------------------------------------

Preferred stock, cumulative,                      Georgia Power Company
$100 stated value
$4.60 Series (1954)

           ----------------------------------------------------------



==============================================================================


---------------------
11 Issued by Gulf Power Capital Trust I and guaranteed by Gulf Power Company. 12 Issued by Gulf Power Capital Trust II and guaranteed by Gulf Power Company. 13 Issued by Gulf Power Capital Trust III and guaranteed by Gulf Power Company. 14 Issued by Mississippi Power Capital Trust I and guaranteed by Mississippi Power Company.
15 Issued by Savannah Electric Capital Trust I and guaranteed by Savannah Electric and Power Company.
16 As of December 31, 2001.

Preferred stock, cumulative, $100 par value       Gulf Power Company
4.64% Series      5.44% Series
5.16% Series

           ----------------------------------------------------------

Preferred stock, cumulative, $100 par value       Mississippi Power Company
4.40% Series     4.60% Series
4.72% Series     7.00% Series

           ----------------------------------------------------------

  Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No___

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

             Aggregate market value of voting stock held by non-affiliates of The Southern Company at February 28, 2002: $17.8 billion. Each of such other registrants is a wholly-owned subsidiary of The Southern Company. A description of registrants' common stock follows:

                                                   Description of                      Shares Outstanding
Registrant                                          Common Stock                      at February 28, 2002
----------                                          ------------                      --------------------
The Southern Company                         Par Value $5 Per Share                          700,085,336
Alabama Power Company                        Par Value $40 Per Share                           6,000,000
Georgia Power Company                        No Par Value                                      7,761,500
Gulf Power Company                           No Par Value                                        992,717
Mississippi Power Company                    Without Par Value                                 1,121,000
Savannah Electric and Power Company          Par Value $5 Per Share                           10,844,635


Documents incorporated by reference: specified portions of The Southern Company's Proxy Statement relating to the 2002 Annual Meeting of Stockholders are incorporated by reference into PART III. In addition, specified portions of the Information Statements of Alabama Power Company, Georgia Power Company, Gulf Power Company and Mississippi Power Company relating to each of their respective 2002 Annual Meeting of Shareholders are incorporated by reference into PART III.

This combined Form 10-K is separately filed by The Southern Company, Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company and Savannah Electric and Power Company. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes no representation as to information relating to the other companies.

===============================================================================



                                Table of Contents

                                                                                            Page
               PART I

Item 1          Business
                  Mirant Corporation........................................................  I-1
                  The SOUTHERN System.......................................................  I-2
                  Operating Companies.......................................................  I-2
                  Southern Power............................................................  I-2
                  Other Business............................................................  I-3
                  Certain Factors Affecting the Industry....................................  I-3
                  Construction Programs.....................................................  I-4
                  Financing Programs........................................................  I-6
                  Fuel Supply...............................................................  I-7
                  Territory Served by the Operating Companies...............................  I-8
                  Competition...............................................................  I-11
                  Regulation................................................................  I-13
                  Rate Matters..............................................................  I-16
                  Employee Relations........................................................  I-18
Item 2          Properties..................................................................  I-20
Item 3          Legal Proceedings...........................................................  I-24
Item 4          Submission of Matters to a Vote of Security Holders.........................  I-27
                Executive Officers of SOUTHERN..............................................  I-28
                Executive Officers of ALABAMA...............................................  I-29
                Executive Officers of GEORGIA...............................................  I-30
                Executive Officers of GULF..................................................  I-31
                Executive Officers of MISSISSIPPI...........................................  I-32

                PART II

Item 5          Market for Registrants' Common Equity and Related Stockholder Matters.......  II-1
Item 6          Selected Financial Data.....................................................  II-2
Item 7          Management's Discussion and Analysis of Results of Operations
                  and Financial Condition...................................................  II-2
Item 7A         Quantitative and Qualitative Disclosures about Market Risk..................  II-2
Item 8          Financial Statements and Supplementary Data.................................  II-3
Item 9          Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.......................................  II-4

                PART III

Item 10         Directors and Executive Officers of the Registrants........................   III-1
Item 11         Executive Compensation.....................................................   III-3
Item 12         Security Ownership of Certain Beneficial Owners and
                  Management...............................................................   III-9
Item 13         Certain Relationships and Related Transactions.............................   III-10

                PART IV

Item 14         Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K..............................................................   IV-1

                                                           DEFINITIONS

 When used in Items 1 through 5 and Items 10 through 14, the following terms will have the meanings indicated.

 Term                                                             Meaning

 AEC...........................................       Alabama Electric Cooperative, Inc.
 AFUDC.........................................       Allowance for Funds Used During Construction
 ALABAMA.......................................       Alabama Power Company
 AMEA..........................................       Alabama Municipal Electric Authority
 Clean Air Act.................................       Clean Air Act Amendments of 1990
 Dalton........................................       City of Dalton, Georgia
 DOE...........................................       United States Department of Energy
 EMF...........................................       Electromagnetic field
 Energy Act....................................       Energy Policy Act of 1992
 Energy Solutions..............................       Southern Company Energy Solutions, Inc.
 Entergy Gulf States...........................       Entergy Gulf States Utilities Company
 EPA...........................................       United States Environmental Protection Agency
 FERC..........................................       Federal Energy Regulatory Commission
 FPC...........................................       Florida Power Corporation
 FP&L..........................................       Florida Power & Light Company
 GEORGIA.......................................       Georgia Power Company
 GULF..........................................       Gulf Power Company
 Holding Company Act...........................       Public Utility Holding Company Act of 1935, as amended
 IBEW..........................................       International Brotherhood of Electrical Workers
 IPP...........................................       Independent power producer
 IRP...........................................       Integrated Resource Plan
 IRS...........................................       Internal Revenue Service
 JEA...........................................       Jacksonville Electric Authority
 MEAG..........................................       Municipal Electric Authority of Georgia
 MESH..........................................       Mobile Energy Services Holdings
 Mirant........................................       Mirant Corporation (formerly Southern Energy, Inc.)
 MISSISSIPPI...................................       Mississippi Power Company
 NRC...........................................       Nuclear Regulatory Commission
 OPC...........................................       Oglethorpe Power Corporation
 operating companies...........................       ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH
 PPA...........................................       Purchased Power Agreements
 PSC...........................................       Public Service Commission
 RFP...........................................       Request for Proposal
 RTO...........................................       Regional Transmission Organization
 RUS...........................................       Rural Utility Service (formerly Rural Electrification
                                                         Administration)

                                       ii


                                               DEFINITIONS
                                               (continued)



 SAVANNAH......................................       Savannah Electric and Power Company
 SCS...........................................       Southern Company Services, Inc. (the system
                                                         service company)
 SEC...........................................       Securities and Exchange Commission
 SEGCO.........................................       Southern Electric Generating Company
 SEPA..........................................       Southeastern Power Administration
 SERC..........................................       Southeastern Electric Reliability Council
 SMEPA.........................................       South Mississippi Electric Power Association
 SOUTHERN......................................       The Southern Company
 Southern LINC.................................       Southern Communications Services, Inc.
 Southern Management Development...............       Southern Management Development, Inc.
 Southern Nuclear..............................       Southern Nuclear Operating Company, Inc.
 Southern Power................................       Southern Power Company
 SOUTHERN system...............................       SOUTHERN, the operating companies, Southern Power,
                                                        SEGCO, Southern Nuclear, SCS, Southern LINC, Energy Solutions
                                                        and other subsidiaries
 Southern Telecom..............................       Southern Telecom, Inc.
 TVA...........................................       Tennessee Valley Authority

                         CAUTIONARY STATEMENT REGARDING
                           FORWARD-LOOKING INFORMATION

    This Annual Report on Form 10-K contains forward-looking and historical information. Forward-looking information includes, among other things, statements concerning the strategic goals for SOUTHERN's new wholesale business and also SOUTHERN's goals for dividend payout ratio, earnings per share and earnings growth. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "should," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. SOUTHERN cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include the impact of recent and future federal and state regulatory change, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry and also changes in environmental and other laws and regulations to which SOUTHERN and its subsidiaries are subject, as well as changes in application of existing laws and regulations; current and future litigation, including the pending EPA civil action against certain SOUTHERN subsidiaries and the race discrimination litigation against certain SOUTHERN subsidiaries; the effects, extent and timing of the entry of additional competition in the markets in which SOUTHERN's subsidiaries operate; the impact of fluctuations in commodity prices, interest rates and customer demand; state and federal rate regulations; political, legal and economic conditions and developments in the United States; the performance of projects undertaken by the non-traditional business and the success of efforts to invest in and develop new opportunities; internal restructuring or other restructuring options that may be pursued; potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or beneficial to SOUTHERN or its subsidiaries; the effects of, and changes in, economic conditions in the areas in which SOUTHERN's subsidiaries operate; the direct or indirect effects on SOUTHERN's business resulting from the terrorist incidents on September 11, 2001, or any similar such incidents or responses to such incidents; financial market conditions and the results of financing efforts; the timing and acceptance of SOUTHERN's new product and service offerings; the ability of SOUTHERN to obtain additional generating capacity at competitive prices; weather and other natural phenomena; and other factors discussed elsewhere herein and in other reports filed from time to time with the SEC.

                                     PART I

Item 1.  BUSINESS

    SOUTHERN was incorporated under the laws of Delaware on November 9, 1945. SOUTHERN is domesticated under the laws of Georgia and is qualified to do business as a foreign corporation under the laws of Alabama. SOUTHERN owns all the outstanding common stock of ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH, each of which is an operating public utility company. The operating companies supply electric service in the states of Alabama, Georgia, Florida, Mississippi and Georgia, respectively. More particular information relating to each of the operating companies is as follows:

      ALABAMA is a corporation organized under the laws of the State of Alabama on November 10, 1927, by the consolidation of a predecessor Alabama Power Company, Gulf Electric Company and Houston Power Company. The predecessor Alabama Power Company had had a continuous existence since its incorporation in 1906.

      GEORGIA was incorporated under the laws of the State of Georgia on June 26, 1930, and admitted to do business in Alabama on September 15, 1948.

      GULF is a corporation which was organized under the laws of the State of Maine on November 2, 1925, and admitted to do business in Florida on January 15, 1926, in Mississippi on October 25, 1976, and in Georgia on November 20, 1984.

      MISSISSIPPI was incorporated under the laws of the State of Mississippi on July 12, 1972, was admitted to do business in Alabama on November 28, 1972, and effective December 21, 1972, by the merger into it of the predecessor Mississippi Power Company, succeeded to the business and properties of the latter company. The predecessor Mississippi Power Company was incorporated under the laws of the State of Maine on November 24, 1924, and was admitted to do business in Mississippi on December 23, 1924, and in Alabama on December 7, 1962.

      SAVANNAH is a corporation existing under the laws of the State of Georgia; its charter was granted by the Secretary of State on August 5, 1921.

    SOUTHERN also owns all the outstanding common stock of Southern LINC, Southern Nuclear, SCS, Southern Management Development (formerly Energy Solutions), Southern Telecom, Southern Power and other direct and indirect subsidiaries. Southern LINC provides digital wireless communications services to SOUTHERN's operating companies and also markets these services to the public within the Southeast. Southern Nuclear provides services to ALABAMA's and GEORGIA's nuclear plants. Southern Management Development focuses on new and existing programs to enhance customer satisfaction, efficiency and stockholder value. Southern Telecom provides wholesale fiber optic solutions to telecommunication providers in the Southeastern United States.

    In January 2001, SOUTHERN formed a new subsidiary, Southern Power. This subsidiary constructs, owns and manages wholesale generating assets in the Southeast. Southern Power will be the primary growth engine for SOUTHERN's competitive wholesale market-based energy business.

    ALABAMA and GEORGIA each own 50% of the outstanding common stock of SEGCO. SEGCO owns electric generating units with an aggregate capacity of 1,019,680 kilowatts at Plant Gaston on the Coosa River near Wilsonville, Alabama, and ALABAMA and GEORGIA are each entitled to one-half of SEGCO's capacity and energy. ALABAMA acts as SEGCO's agent in the operation of SEGCO's units and furnishes coal to SEGCO as fuel for its units. SEGCO also owns three 230,000 volt transmission lines extending from Plant Gaston to the Georgia state line at which point connection is made with the GEORGIA transmission line system.

    Reference is made to Note 12 to the financial statements of SOUTHERN in Item 8 herein for additional information regarding SOUTHERN's segment and related information.

Mirant Corporation

In April 2000, SOUTHERN announced an initial public offering of up to 19.9 percent of Mirant and its intentions to spin off the remaining ownership of Mirant to SOUTHERN stockholders within 12 months of the initial stock offering. On October 2, 2000, Mirant completed its initial public offering of 66.7 million shares of common stock priced at $22 per share. This represented 19.7 percent of the 338.7 million shares outstanding. As a result of the stock offering, SOUTHERN recorded a $560 million increase in paid-in capital with no gain or loss being recognized.

   On February 19, 2001, SOUTHERN's board of directors approved the spin off of its remaining ownership of 272 million Mirant shares. On April 2, 2001, the tax-free distribution of Mirant shares was completed at a ratio of approximately
0.4 for every share of SOUTHERN common stock held at record date.

   The distribution resulted in charges of approximately $3.2 billion and $0.4 billion to SOUTHERN's paid-in capital and retained earnings, respectively.

   As a result of the spin off, SOUTHERN's financial statements reflect Mirant's results of operations, balance sheets and cash flows as discontinued operations.

The SOUTHERN System

Operating Companies

The transmission facilities of each of the operating companies are connected to the respective company's own generating plants and other sources of power and are interconnected with the transmission facilities of the other operating companies and SEGCO by means of heavy-duty high voltage lines. (In the case of GEORGIA's integrated transmission system, see Item 1 - BUSINESS - "Territory Served by the Operating Companies" herein.)

    Operating contracts covering arrangements in effect with principal neighboring utility systems provide for capacity exchanges, capacity purchases and sales, transfers of economy energy and other similar transactions. Additionally, the operating companies have entered into voluntary reliability agreements with the subsidiaries of Entergy Corporation, Florida Electric Power Coordinating Group and TVA and with Carolina Power & Light Company, Duke Energy Corporation, South Carolina Electric & Gas Company and Virginia Electric and Power Company, each of which provides for the establishment and periodic review of principles and procedures for planning and operation of generation and transmission facilities, maintenance schedules, load retention programs, emergency operations and other matters affecting the reliability of bulk power supply. The operating companies have joined with other utilities in the Southeast (including those referred to above) to form the SERC to augment further the reliability and adequacy of bulk power supply. Through the SERC, the operating companies are represented on the National Electric Reliability Council.

    An intra-system interchange agreement provides for coordinating operations of the power producing facilities of the operating companies and the capacities available to such companies from non-affiliated sources and for the pooling of surplus energy available for interchange. Coordinated operation of the entire interconnected system is conducted through a central power supply coordination office maintained by SCS. The available sources of energy are allocated to the operating companies to provide the most economical sources of power consistent with good operation. The resulting benefits and savings are apportioned among the operating companies.

    SCS has contracted with SOUTHERN, each operating company, various of the other subsidiaries, Southern Nuclear, Southern Power and SEGCO to furnish, at cost and upon request, the following services: general executive and advisory services, power pool operations, general and design engineering, purchasing, accounting and statistical, finance and treasury, tax, information resources, marketing, auditing, insurance and pensions, corporate, rates, budgeting, public relations, human resources, systems and procedures and other services with respect to business and operations and power pool operations. Southern Management Development and Southern LINC have also secured from the operating companies certain services which are furnished at cost.

    Southern Nuclear has contracts with ALABAMA to operate the Farley Nuclear Plant, and with GEORGIA to operate Plants Hatch and Vogtle. See Item 1 - BUSINESS - "Regulation - Atomic Energy Act of 1954" herein.

Southern Power

As stated above, Southern Power will be the primary growth engine for SOUTHERN's competitive wholesale market-based energy business. Southern Power intends to sell the output of its generating assets under long-term, market-based contracts both to unaffiliated wholesale purchasers as well as the operating companies (under power purchase agreements approved by the respective public service commissions). Southern Power's wholesale generating assets will not be placed in the operating companies' rate bases, and Southern Power will only be able to recover costs from the operating companies based on the terms of the market-based contracts for its wholesale generating assets. The market-based contracts typically pass the cost of fuel to the wholesale energy purchasers and reduce Southern Power's business risks, but its overall profit will depend on the parameters of the wholesale market and its efficient operation of its wholesale generating assets. By the end of 2003, Southern Power plans to have approximately 4,700 megawatts of generating capacity in commercial operation. At December 31, 2001, 800 megawatts were in commercial operation and some 3,900 megawatts of capacity are under construction.

Other Business

In March 2001, Energy Solutions changed its name to Southern Management Development. Southern Management Development then created a separate entity, Southern Company Energy Solutions LLC (SCES LLC) for its energy business. SCES LLC provides energy related services such as energy outsourcing, energy conservation, facility maintenance, energy management and turnkey services for industrial, commercial, and governmental customers. Southern Management Development focuses on new and existing programs to enhance customer satisfaction, efficiency and stockholder value. Examples are: Bill Payment Protection, an insurance product that protects a residential customer by paying the electric bill in the event the customer becomes involuntarily unemployed, disabled or goes on unpaid leave; and Electric Vehicle Chargers, a program to supply electric vehicle charging units to industrial customers.

     In 1996, Southern LINC began serving SOUTHERN's operating companies and marketing its services to non-affiliates within the Southeast. Its system covers approximately 127,000 square miles and combines the functions of two-way radio dispatch, cellular phone, short text and numeric messaging and wireless data transfer.

    These continuing efforts to invest in and develop new business opportunities offer the potential of earning returns which may exceed those of rate-regulated operations. However, these activities also involve a higher degree of risk. SOUTHERN expects to make substantial investments over the period 2002-2004 in these and other new businesses.

     In 1999, MESH, a subsidiary of SOUTHERN, filed a petition for Chapter 11 bankruptcy relief in the U.S. Bankruptcy Court. On August 4, 2000, MESH filed a proposed plan of reorganization with the U.S. Bankruptcy Court. The proposed plan of reorganization was most recently amended on October 15, 2001. SOUTHERN expects that approval of a plan of reorganization would result in either a termination of SOUTHERN's ownership interest in MESH or the exchange of all assets of MESH for the cancellation of securities held by the bondholders, but would not affect SOUTHERN's continuing guarantee obligations. Reference is made to Item 3 - "Legal Proceedings" herein for additional information relating to this matter.

Certain Factors Affecting the Industry

Various factors are currently affecting the electric utility industry in general, including increasing competition and the regulatory changes related thereto, costs required to comply with environmental regulations and the potential for new business opportunities (with their associated risks) outside of traditional rate-regulated operations. The effects of these and other factors on the SOUTHERN system are described herein. Particular reference is made to
Item 1 - BUSINESS - "Other Business", "Competition" and "Environmental Regulation." See also "Cautionary Statement Regarding Forward-Looking Information."

     In December 1999, the FERC issued its final rule on RTOs. The order encouraged utilities owning transmission systems to form RTOs on a voluntary basis. SOUTHERN has submitted a series of status reports informing the FERC of progress toward the development of a Southeastern RTO. In these status reports, SOUTHERN explained that it is developing a for-profit RTO known as SeTrans with a number of non-jurisdictional cooperative and public power entities. Recently, Entergy Corporation and Cleco Power joined the SeTrans development process. In January 2002, the sponsors of SeTrans held a public meeting to form a

Stakeholder Advisory Committee, which will participate in the development of the RTO. SOUTHERN continues to work with the other sponsors to develop the SeTrans RTO. The creation of SeTrans is not expected to have a material impact on SOUTHERN's financial statements. The outcome of this matter cannot now be determined.

Construction Programs

The subsidiary companies of SOUTHERN are engaged in continuous construction programs to accommodate existing and estimated future loads on their respective systems. Construction additions or acquisitions of property during 2002 through 2004 by the operating companies, SEGCO, SCS, Southern LINC, Southern Power and other subsidiaries are estimated as follows: (in millions)

 ------------------------------ -------- --------- ----------
                                   2002      2003      2004
                                -------- --------- ----------
 ALABAMA                         $  671  $    592      $673
 GEORGIA                            971       752       809
 GULF                               103        72       107
 MISSISSIPPI                         84        72        85
 SAVANNAH                            35        38        43
 SEGCO                               15        17        23
 SCS                                 27        23        25
 Southern LINC                       29        28        23
 Southern Power                     834       488       473
 Other                               29        14         2
 --------------------------- ----------- --------- ----------
 SOUTHERN system                 $2,798    $2,096  $  2,263
 =========================== =========== ========= ==========




Estimated construction costs in 2002 are expected to be apportioned approximately as follows: (in millions)



 ---------------------------- --------------- --------------- ------------- --------- --------------- ---------------- ------------
                              SOUTHERN                                                                                    Southern
                                system*       ALABAMA         GEORGIA       GULF       MISSISSIPPI           SAVANNAH      Power
                              --------------- --------------- ------------- --------- --------------- ---------------- ------------
 New generation                   $  833          $  -              $  -      $24          $-               $-               $809
 Other generating
    facilities including
    associated plant
    substations                      703           248               383       24           25                8                -
 New business                        365           127               182       23           15               18                -
 Transmission                        378           141               210        9           16                2                -
 Joint line and substation            55             -                45        7            3                -                -
 Distribution                        162            68                61       10           17                6                -
 Nuclear fuel                        123            63                60        -            -                -                -
 General plant                       179            24                30        6            8                1               25
                              --------------- --------------- ------------- --------- --------------- ---------------- ------------
                                  $2,798          $671              $971     $103          $84              $35             $834
                              =============== =============== ============= ========= =============== ================ ============

    * SCS, Southern LINC and other businesses plan capital additions to general plant in 2002 of $27 million, $29 million and $29 million, respectively, while SEGCO plans capital additions of $15 million to generating facilities. (See Item 1 - BUSINESS - "Other Business" herein.)

    The construction programs are subject to periodic review and revision, and actual construction costs may vary from the above estimates because of numerous factors. These factors include: changes in business conditions; acquisitions of additional generating assets; revised load growth estimates; changes in environmental regulations; changes in existing nuclear plants to meet new regulatory requirements; increasing costs of labor, equipment and materials; and cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered.

    SOUTHERN has approximately 4,500 megawatts of new generating capacity scheduled to be placed in service by 2003. Approximately 3,900 megawatts of additional new capacity will be dedicated to the wholesale market and owned by Southern Power. Significant construction of transmission and distribution facilities and upgrading of generating plants will be continuing.

    Under Georgia law, GEORGIA and SAVANNAH each are required to file an Integrated Resource Plan for approval by the Georgia PSC. Under the plan rules, the Georgia PSC must pre-certify the construction of new power plants and new purchase power contracts. (See Item 1 - BUSINESS - "Rate Matters - Integrated Resource Planning" herein.)

    See Item 1 - BUSINESS - "Regulation - Environmental Regulation" herein for information with respect to certain existing and proposed environmental requirements and Item 2 - PROPERTIES - "Jointly-Owned Facilities" herein for additional information concerning ALABAMA's, GEORGIA's and Southern Power's joint ownership of certain generating units and related facilities with certain non-affiliated utilities.

Financing Programs

The amount and timing of additional equity capital to be raised in 2002, as well as in subsequent years, will be contingent on SOUTHERN's investment opportunities. Equity capital can be provided from any combination of public offerings, private placements or SOUTHERN's stock plans.

    The operating companies plan to obtain the funds required for construction and other purposes from sources similar to those used in the past, which were primarily from internal sources and by the issuances of new debt and preferred equity securities, term loans and short-term borrowings. However, the type and timing of any financings -- if needed -- will depend on market conditions and regulatory approval. In recent years, financings primarily have utilized unsecured debt and trust preferred securities.

    Southern Power will use both external funds and equity capital from SOUTHERN to finance its construction program. In addition, Southern Power has an $850 million revolving credit facility which extends through November 2004.

    Short-term debt is often utilized as appropriate at SOUTHERN, the operating companies, SEGCO and Southern Power.

    The maximum amounts of short-term and term-loan indebtedness authorized by the appropriate regulatory authorities are shown on the following table:

                      Amount          Outstanding at
                    Authorized       December 31, 2001
                   --------------    ---------------------
                             (in millions)
  ALABAMA              $1,000(1)              $ 10
  GEORGIA               1,700(2)               748
  GULF                    300(1)                87
  MISSISSIPPI             350(1)                16
  SAVANNAH                205(2)                32
  Southern Power        2,500(3)                 1
  SOUTHERN              2,000(1)               950
  ------------------- ------------- -- -------------------

Notes:

    (1) ALABAMA's authority is based on authorization received from the Alabama PSC, which expires December 31, 2003. No SEC authorization is required for ALABAMA. GULF, MISSISSIPPI and SOUTHERN have received SEC authorization to issue from time to time short-term and/or term-loan notes to banks and commercial paper to dealers in the amounts shown through December 31, 2003, December 31, 2002 and December 31, 2004, respectively.

    (2) GEORGIA and SAVANNAH have received SEC authorization to issue from time to time short-term and term-loan notes to banks and commercial paper to dealers in the amounts shown through December 31, 2002. Authorization for term-loan indebtedness is also required by the Georgia PSC. SAVANNAH received authority from the Georgia PSC for $115 million in term loans expiring December 31, 2003. As a part of a financing request from the Georgia PSC, GEORGIA has asked for financing authority of $1.765 billion in term loans.

    (3) Southern Power has been authorized by the SEC to enter into various financing arrangements, including short-term loans, through June 30, 2005, which in the aggregate may not exceed $2.5 billion.

    Reference is made to Note 8 to the financial statements for SOUTHERN, Note 8 to the financial statements for ALABAMA, GULF and MISSISSIPPI and Note 6 to the financial statements for SAVANNAH and Note 9 to the financial statements for GEORGIA in Item 8 herein for information regarding the registrants' bank credit arrangements.

Fuel Supply

The operating companies' and SEGCO's supply of electricity is derived predominantly from coal. The sources of generation for the years 1999 through 2001 are shown below:
                                                   Oil and
 ALABAMA               Coal    Nuclear    Hydro       Gas
                     --------- ---------- --------- ---------
            1999        72       20         5         3
            2000        72       19         3         6
            2001        64       18         6        12

 GEORGIA
            1999        75       22         1         2
            2000        76       21         1         2
            2001        75       23         1         1

 GULF
            1999        97       **        **         3
            2000        98       **        **         2
            2001        99       **        **         1

 MISSISSIPPI
            1999        81       **        **        19
            2000        83       **        **        17
                              **
            2001        59       **        **        41

 SAVANNAH
            1999        78       **        **        22
            2000        88       **        **        12
            2001        93       **        **         7

 SEGCO
            1999       100       **        **         *
            2000       100       **        **         *
            2001       100       **        **         *

 SOUTHERN system***
            1999       78        17         2         3
            2000       78        16         2         4
            2001       72        16         3         9
 ---------- ------- --------- ---------- --------- ---------
    *Less than 0.5%.
  **Not applicable.
*** Amounts shown for the SOUTHERN system are weighted averages of the operating companies, Southern Power and SEGCO.

    The average costs of fuel in cents per net kilowatt-hour generated for 1999 through 2001 are shown below:

                        1999           2000          2001
                     -------------- ------------- -------------


ALABAMA                 1.44           1.54          1.56

GEORGIA                 1.34           1.39          1.38

GULF                    1.60           1.68          1.76

MISSISSIPPI             1.65           1.80          1.89

SAVANNAH                2.20           2.28          2.16

SEGCO                   1.77           1.51          1.44

SOUTHERN
    System*             1.45           1.51          1.56
------------------- -------------- ------------- -------------
* Amounts shown for the SOUTHERN system are weighted averages of the operating companies, Southern Power and SEGCO.

    The operating companies have long-term agreements in place from which they expect to receive approximately 78% of their coal burn requirements in 2002. These agreements cover remaining terms up to 9 years. In 2001, the weighted average sulfur content of all coal burned by the operating companies was 0.76% sulfur. This sulfur level, along with banked sulfur dioxide allowances, allowed the operating companies to remain within limits as set forth by Phase II of the Clear Air Act. As more and more strict environmental regulations are proposed that impact the utilization of coal, the fuel mix will be monitored to insure that sufficient quantities of the proper type of coal or natural gas are in place to remain in compliance with applicable laws and regulations. See Item 1 - BUSINESS - "Regulation - Environmental Regulation" herein.

    The operating companies and Southern Power also have long-term agreements in place for their natural gas burn requirements. For 2002, the operating companies and Southern Power have contracted for 163.6 billion cubic feet of natural gas supply. These agreements cover remaining terms up to 5 years. In addition to gas supply, the operating companies have contracts in place for both firm gas transportation and firm gas storage. Management believes that these contracts provide sufficient natural gas supplies, transportation and storage to ensure normal operations of the SOUTHERN system's natural gas generating units.

    Changes in fuel prices are generally reflected in fuel adjustment clauses contained in rate schedules. See Item 1 - BUSINESS - "Rate Matters - Rate Structure" herein.

    ALABAMA and GEORGIA have numerous contracts covering a portion of their nuclear fuel needs for uranium, conversion services, enrichment services and fuel fabrication. These contracts have varying expiration dates and most are short to medium term (less than 10 years). Management believes that sufficient capacity for nuclear fuel supplies and processing exists to preclude the impairment of normal operations of the SOUTHERN system's nuclear generating units.

    ALABAMA and GEORGIA have contracts with the DOE that provide for the permanent disposal of spent nuclear fuel. The DOE failed to begin disposing of spent fuel in January 1998, as required by the contracts, and the companies are pursuing legal remedies against the government for breach of contract. Sufficient pool storage capacity is available at Plant Farley to maintain full-core discharge capability until the refueling outages scheduled for 2006 and 2008 for units 1 & 2, respectively. Sufficient pool storage capacity currently for spent fuel is available at Plant Vogtle to maintain full-core discharge capability for both units into 2014. To maintain pool discharge capability at Plant Hatch, effective June 2000, an on-site dry storage facility became operational. Sufficient dry storage capacity is believed to be available to continue dry storage operations at Plant Hatch through the life of the plant. Procurement of on-site dry storage capacity at Plant Vogtle will begin in sufficient time to maintain pool full-core discharge capability.

    The Energy Act required the establishment of a Uranium Enrichment Decontamination and Decommissioning Fund, which is funded in part by a special assessment on utilities with nuclear plants, including ALABAMA and GEORGIA. This assessment is being paid over a 15-year period which began in 1993. This fund will be used by the DOE for the decontamination and decommissioning of its nuclear fuel enrichment facilities. The law provides that utilities will recover these payments in the same manner as any other fuel expense.

Territory Served by the Operating Companies

The territory in which the operating companies provide electric service comprises most of the states of Alabama and Georgia together with the northwestern portion of Florida and southeastern Mississippi. In this territory there are non-affiliated electric distribution systems which obtain some or all of their power requirements either directly or indirectly from the operating companies. The territory has an area of approximately 120,000 square miles and an estimated population of approximately 11 million.

    ALABAMA is engaged, within the State of Alabama, in the generation and purchase of electricity and the distribution and sale of such electricity at retail in over 1,000 communities (including Anniston, Birmingham, Gadsden, Mobile, Montgomery and Tuscaloosa) and at wholesale to 15 municipally-owned electric distribution systems, 11 of which are served indirectly through sales to AMEA, and two rural distributing cooperative associations. ALABAMA also supplies steam service in downtown Birmingham. ALABAMA also sells, and cooperates with dealers in promoting the sale of, electric appliances.

    GEORGIA is engaged in the generation and purchase of electricity and the distribution and sale of such electricity within the State of Georgia at retail in over 600 communities, as well as in rural areas, and at wholesale currently to OPC, MEAG, Dalton and the City of Hampton.

    GULF is engaged, within the northwestern portion of Florida, in the generation and purchase of electricity and the distribution and sale of such electricity at retail in 71 communities (including Pensacola, Panama City and Fort Walton Beach), as well as in rural areas, and at wholesale to a non-affiliated utility and a municipality.

    MISSISSIPPI is engaged in the generation and purchase of electricity and the distribution and sale of such energy within the 23 counties of southeastern Mississippi, at retail in 123 communities (including Biloxi, Gulfport, Hattiesburg, Laurel, Meridian and Pascagoula), as well as in rural areas, and at wholesale to one municipality, six rural electric distribution cooperative associations and one generating and transmitting cooperative.

    SAVANNAH is engaged, within a five-county area in eastern Georgia, in the generation and purchase of electricity and the distribution and sale of such electricity at retail and, as a member of the SOUTHERN system power pool, the transmission and sale of wholesale energy.

    For information relating to kilowatt-hour sales by classification for each registrant, reference is made to "Management's Discussion and Analysis-Results of Operations" in Item 7 herein. Also, for information relating to the sources of revenues for the SOUTHERN system and each of the operating companies, reference is made to Item 6 herein.

    A portion of the area served by the operating companies adjoins the area served by TVA and its municipal and cooperative distributors. An Act of Congress limits the distribution of TVA power, unless otherwise authorized by Congress, to specified areas or customers which generally were those served on July 1, 1957.

    The RUS has authority to make loans to cooperative associations or corporations to enable them to provide electric service to customers in rural sections of the country. There are 71 electric cooperative organizations operating in the territory in which the operating companies provide electric service at retail or wholesale.

    One of these, AEC, is a generating and transmitting cooperative selling power to several distributing cooperatives, municipal systems and other customers in south Alabama and northwest Florida. AEC owns generating units with approximately 840 megawatts of nameplate capacity, including an undivided ownership interest in ALABAMA's Plant Miller Units 1 and 2. AEC's facilities were financed with RUS loans secured by long-term contracts requiring distributing cooperatives to take their requirements from AEC to the extent such energy is available. Two of the 14 distributing cooperatives operating in ALABAMA's service territory obtain a portion of their power requirements directly from ALABAMA.

    Four electric cooperative associations, financed by the RUS, operate within GULF's service area. These cooperatives purchase their full requirements from AEC and SEPA (a federal power marketing agency). A non-affiliated utility also operates within GULF's service area and purchases its full requirements from GULF.

    ALABAMA and GULF have entered into separate agreements with AEC involving interconnection between the respective systems. The delivery of capacity and energy from AEC to certain distributing cooperatives in the service areas of ALABAMA and GULF is governed by the SOUTHERN/AEC Network Transmission Service Agreement. The rates for this service to AEC are based on the negotiated agreement on file with the FERC. See Item 2 - PROPERTIES - "Jointly-Owned Facilities" herein for details of ALABAMA's joint-ownership with AEC of a portion of Plant Miller.

    MISSISSIPPI has an interchange agreement with SMEPA, a generating and transmitting cooperative, pursuant to which various services are provided, including the furnishing of protective capacity by MISSISSIPPI to SMEPA. SMEPA has a generating capacity of 1,947 megawatts and a transmission system estimated to be 1,549 miles in length.

    There are 43 electric cooperative organizations operating in, or in areas adjoining, territory in the State of Georgia in which GEORGIA provides electric service at retail or wholesale. Three of these organizations obtain their power from TVA and one from other sources. OPC has a wholesale power contract with the remaining 39 of these cooperative organizations. OPC utilizes self-owned generation acquired from GEORGIA, megawatt capacity purchases from GEORGIA under power supply agreements, and other arrangements to meet its power supply obligations. Pursuant to the latest agreement entered into in April 1999, OPC will purchase 250 megawatts of steam capacity through March 2006.

    There are 65 municipally-owned electric distribution systems operating in the territory in which the operating companies provide electric service at retail or wholesale.

    AMEA was organized under an act of the Alabama legislature and is comprised of 11 municipalities. In 1986, ALABAMA entered into a firm power sales contract with AMEA entitling AMEA to scheduled amounts of capacity (to a maximum of 100 megawatts) for a period of 15 years (1986 Contract). In October 1991, ALABAMA entered into a second firm power purchase contract with AMEA entitling AMEA to scheduled amounts of additional capacity (to a maximum 80 megawatts) for a period of 15 years (1991 Contract). Under the terms of the contracts, ALABAMA received payments from AMEA representing the net present value of the revenues associated with the respective capacity entitlements. The 1986 Contract expired in July 2001, however, the payments for the 1991 Contract will continue as scheduled capacity is made available over the terms of the 1991 Contract. See
Note 6 to ALABAMA's financial statements in Item 8 herein for further information on these contracts.

    Forty-eight municipally-owned electric distribution systems and one county-owned system receive their requirements through MEAG, which was established by a state statute in 1975. MEAG serves these requirements from self-owned generation facilities acquired from GEORGIA, power purchased from GEORGIA and purchases from other resources. In August 1997, a pseudo scheduling and services agreement was implemented between GEORGIA and MEAG that replaced the partial requirements tariff pursuant to which GEORGIA previously sold wholesale energy to MEAG. Since 1977, Dalton has filled its requirements from self-owned generation facilities acquired from GEORGIA and through purchases from GEORGIA pursuant to their partial requirements tariff. One municipally-owned electric distribution system's full requirements are served under a market-based contract by GEORGIA. (See Item 2 - PROPERTIES - "Jointly-Owned Facilities" herein.)

     GEORGIA has entered into substantially similar agreements with Georgia Transmission Corporation (formerly OPC's transmission division), MEAG and Dalton providing for the establishment of an integrated transmission system to carry the power and energy of each. The agreements require an investment by each party in the integrated transmission system in proportion to its respective share of the aggregate system load. (See Item 2 - PROPERTIES - "Jointly-Owned Facilities" herein.)

     SCS, acting on behalf of ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH, also has a contract with SEPA providing for the use of those companies' facilities at government expense to deliver to certain cooperatives and municipalities, entitled by federal statute to preference in the purchase of power from SEPA, quantities of power equivalent to the amounts of power allocated to them by SEPA from certain United States government hydroelectric projects.

    The retail service rights of all electric suppliers in the State of Georgia are regulated by the 1973 State Territorial Electric Service Act. Pursuant to the provisions of this Act, all areas within existing municipal limits were assigned to the primary electric supplier therein on March 29, 1973 (451 municipalities, including Atlanta, Columbus, Macon, Augusta, Athens, Rome and Valdosta, to GEORGIA; 115 to electric cooperatives; and 50 to publicly-owned systems). Areas outside of such municipal limits were either to be assigned or to be declared open for customer choice of supplier by action of the Georgia PSC pursuant to standards set forth in the Act. Consistent with such standards, the Georgia PSC has assigned substantially all of the land area in the state to a supplier. Notwithstanding such assignments, the Act provides that any new customer locating outside of 1973 municipal limits and having a connected load of at least 900 kilowatts may receive electric service from the supplier of its choice. (See also Item 1 - BUSINESS - "Competition" herein.)

     Under and subject to the provisions of its franchises and concessions and the 1973 State Territorial Electric Service Act, SAVANNAH has the full but nonexclusive right to serve the City of Savannah, the Towns of Bloomingdale, Pooler, Garden City, Guyton, Newington, Oliver, Port Wentworth, Rincon, Tybee Island, Springfield, Thunderbolt and Vernonburg, and in conjunction with a secondary supplier, the Town of Richmond Hill. In addition, SAVANNAH has been assigned certain unincorporated areas in Chatham, Effingham, Bryan, Bulloch and Screven Counties by the Georgia PSC. (See also Item 1 - BUSINESS - "Competition" herein.)

     Pursuant to the 1956 Utility Act, the Mississippi PSC issued "Grandfather Certificates" of public convenience and necessity to MISSISSIPPI and to six distribution rural cooperatives operating in southeastern Mississippi, then served in whole or in part by MISSISSIPPI, authorizing them to distribute electricity in certain specified geographically described areas of the state. The six cooperatives serve approximately 300,000 retail customers in a certificated area of approximately 10,300 square miles. In areas included in a "Grandfather Certificate," the utility holding such certificate may, without further certification, extend its lines up to five miles; other extensions within that area by such utility, or by other utilities, may not be made except upon a showing of, and a grant of a certificate of, public convenience and necessity. Areas included in such a certificate which are subsequently annexed to municipalities may continue to be served by the holder of the certificate, irrespective of whether it has a franchise in the annexing municipality. On the other hand, the holder of the municipal franchise may not extend service into such newly annexed area without authorization by the Mississippi PSC.

Long-Term Power Sales and Lease Agreements

The operating companies have long-term contractual agreements for the sale and lease of capacity to certain non-affiliated utilities located outside the SOUTHERN system service area. These agreements are firm and related to specific generating units. Because the energy is generally provided at cost under these agreements, profitability is primarily affected by capacity revenues.

    Unit power from specific generating plants is currently being sold to FP&L, FPC and JEA. Under these agreements, approximately 1,500 megawatts of capacity is scheduled to be sold annually unless reduced by FP&L, FPC and JEA for the periods after 2001 with a minimum of three years notice, until the expiration of the contracts in 2010.

    Southern Power and MISSISSIPPI have operating leases for portions of their generating unit capacity.

    Reference is made to Note 5 to the financial statements for SOUTHERN; Note 6 to the financial statements for ALABAMA, GULF and MISSISSIPPI and Note 7 to the financial statements for GEORGIA in Item 8 herein for additional information regarding contracts for the sales and lease of capacity and energy to non-territorial customers.

Competition

The electric utility industry in the United States is continuing to evolve as a result of regulatory and competitive factors. Among the primary agents of change has been the Energy Act. The Energy Act allows IPPs to access a utility's transmission network in order to sell electricity to other utilities. This enhances the incentive for IPPs to build cogeneration plants for a utility's large industrial and commercial customers and sell energy generation to other utilities. Also, electricity sales for resale rates are affected by wholesale transmission access and numerous potential new energy suppliers, including power marketers and brokers.

     Although the Energy Act does not permit retail customer access, it has been a major catalyst for the recent restructuring and consolidations taking place within the utility industry. Numerous federal and state initiatives are in varying stages that promote wholesale and retail competition. Among other things, these initiatives allow customers to choose their electricity provider. Some states have approved initiatives that result in a separation of the ownership and/or operation of generating facilities from the ownership and/or operation of transmission and distribution facilities. While various restructuring and competition initiatives have been discussed in Alabama, Florida, Georgia and Mississippi, none have been enacted. Enactment would require numerous issues to be resolved, including significant ones relating to recovery of any stranded investments, full cost recovery of energy produced and other issues related to the energy crisis that occurred in California. As a result of that crisis, many states have either discontinued or delayed implementation of initiatives involving retail deregulation.

     Reference is made to Item 1 - BUSINESS - "Certain Factors Affecting the Industry" herein for information relating to SOUTHERN's RTO filing with the FERC.

     Continuing to be a low-cost producer could provide opportunities to increase market share and profitability in markets that evolve with changing regulation. Conversely, if SOUTHERN's electric utilities do not remain low-cost producers and provide quality service, then energy sales growth could be limited, and this could significantly erode earnings. Reference is made to ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH, "Management's Discussion and Analysis - Future Earnings Potential" in Item 7 herein for further discussion of rate matters.

     To adapt to a less regulated, more competitive environment, SOUTHERN continues to evaluate and consider a wide array of potential business strategies. These strategies may include business combinations, acquisitions involving other utility or non-utility businesses or properties, internal restructuring, disposition of certain assets or some combination thereof. Furthermore, SOUTHERN may engage in new business ventures that arise from competitive and regulatory changes in the utility industry. Pursuit of any of the above strategies, or any combination thereof, may significantly affect the business operations and financial condition of SOUTHERN. (See Item 1 - BUSINESS
- "Southern Power" and "Other Business" herein.)

     As a result of the foregoing factors, SOUTHERN has experienced increasing competition for available off-system sales of capacity and energy from neighboring utilities and alternative sources of energy. Additionally, the future effect of cogeneration and small-power production facilities on the SOUTHERN system cannot currently be determined but may be adverse.

     SOUTHERN is working to maintain and expand its share of wholesale energy sales in the Southeastern power markets. In January 2001, SOUTHERN formed a new subsidiary - Southern Power. This subsidiary constructs, owns and manages wholesale generating assets in the Southeast. Southern Power will be the primary growth engine for SOUTHERN's competitive wholesale market-based energy business. By the end of 2003, Southern Power plans to have approximately 4,700 megawatts of generating capacity in commercial operation. At December 31, 2001, 800 megawatts were in commercial operation and some 3,900 megawatts of capacity are under construction.

     ALABAMA currently has cogeneration contracts in effect with 10 industrial customers. Under the terms of these contracts, ALABAMA purchases excess generation of such companies. During 2001, ALABAMA purchased approximately 154 million kilowatt-hours from such companies at a cost of $5.5 million.

     GEORGIA currently has contracts in effect with nine small power producers whereby GEORGIA purchases their excess generation. During 2001, GEORGIA purchased 13.6 million kilowatt-hours from such companies at a cost of $355,000. GEORGIA has purchased power agreements for electricity with two cogeneration facilities. Payments are subject to reductions for failure to meet minimum capacity output. During 2001, GEORGIA purchased 621.7 million kilowatt-hours at a cost of $52.3 million from these facilities. Reference is made to Note 4 to the financial statements for GEORGIA in Item 8 herein for information regarding purchased power commitments.

     GULF currently has agreements in effect with four industrial customers pursuant to which GULF purchases "as available" energy from customer-owned generation. During 2001, GULF purchased 114 million kilowatt-hours from such companies for $3.4 million.

     SAVANNAH currently has cogeneration contracts in effect with four large customers. Under the terms of these contracts, SAVANNAH purchases excess generation of such companies. During 2001, SAVANNAH purchased 41.2 million kilowatt-hours from such companies at a cost of $1.4 million.

     The competition for retail energy sales among competing suppliers of energy is influenced by various factors, including price, availability, technological advancements and reliability. These factors are, in turn, affected by, among other influences, regulatory, political and environmental considerations, taxation and supply.

     The operating companies have experienced, and expect to continue to experience, competition in their respective retail service territories in varying degrees as the result of self-generation (as described above) and fuel switching by customers and other factors. (See also Item 1 - BUSINESS - "Territory Served by the Operating Companies" herein for information concerning suppliers of electricity operating within or near the areas served at retail by the operating companies.)

Regulation

State Commissions

The operating companies are subject to the jurisdiction of their respective state regulatory commissions, which have broad powers of supervision and regulation over public utilities operating in the respective states, including their rates, service regulations, sales of securities (except for the Mississippi PSC) and, in the cases of the Georgia PSC and Mississippi PSC, in part, retail service territories. (See Item 1 - BUSINESS - "Rate Matters" and "Territory Served by the Operating Companies" herein.)

Holding Company Act

SOUTHERN is registered as a holding company under the Holding Company Act, and it and its subsidiary companies are subject to the regulatory provisions of said Act, including provisions relating to the issuance of securities, sales and acquisitions of securities and utility assets, services performed by SCS and Southern Nuclear and the activities of certain of SOUTHERN's other subsidiaries.

     While various proposals have been introduced in Congress regarding the Holding Company Act, the prospects for legislative reform or repeal are uncertain at this time.

Federal Power Act

The Federal Power Act subjects the operating companies, Southern Power and SEGCO to regulation by the FERC as companies engaged in the transmission or sale at wholesale of electric energy in interstate commerce, including regulation of accounting policies and practices.

     ALABAMA and GEORGIA are also subject to the provisions of the Federal Power Act or the earlier Federal Water Power Act applicable to licensees with respect to their hydroelectric developments. Among the hydroelectric projects subject to licensing by the FERC are 14 existing ALABAMA generating stations having an aggregate installed capacity of 1,593,600 kilowatts and 18 existing GEORGIA generating stations having an aggregate installed capacity of 1,074,696 kilowatts.

     GEORGIA started the relicensing process for the Middle Chattahoochee Project in 1998. This project consists of the Goat Rock, Oliver and North Highlands facilities.

     GEORGIA and OPC also have a license, expiring in 2027, for the Rocky Mountain Plant, a pure pumped storage facility of 847,800 kilowatt capacity which began commercial operation in 1995. (See Item 2 - PROPERTIES - "Jointly-Owned Facilities" herein.)

     Licenses for all projects, excluding those discussed above, expire in the period 2007-2033 in the case of ALABAMA's projects and in the period 2005-2039 in the case of GEORGIA's projects.

     Upon or after the expiration of each license, the United States Government, by act of Congress, may take over the project or the FERC may relicense the project either to the original licensee or to a new licensee. In the event of takeover or relicensing to another, the original licensee is to be compensated in accordance with the provisions of the Federal Power Act, such compensation to reflect the net investment of the licensee in the project, not in excess of the fair value of the property taken, plus reasonable damages to other property of the licensee resulting from the severance therefrom of the property taken.

Atomic Energy Act of 1954

ALABAMA, GEORGIA and Southern Nuclear are subject to the provisions of the Atomic Energy Act of 1954, as amended, which vests jurisdiction in the NRC over the construction and operation of nuclear reactors, particularly with regard to certain public health and safety and antitrust matters. The National Environmental Policy Act has been construed to expand the jurisdiction of the NRC to consider the environmental impact of a facility licensed under the Atomic Energy Act of 1954, as amended.

     NRC operating licenses currently expire in June 2017 and March 2021 for Plant Farley units 1 and 2, respectively, and in January 2027 and February 2029 for Plant Vogtle units 1 and 2, respectively. In January 2002, the NRC granted GEORGIA a 20-year extension of the licenses for both units at Plant Hatch which permits the operation of units 1 and 2 until 2034 and 2038, respectively.

     Reference is made to Notes 1 and 10 to
SOUTHERN's financial statements, Notes 1 and 9 to ALABAMA's financial statements and Notes 1 and 5 to GEORGIA's financial statements in Item 8 herein for information on nuclear decommissioning costs and nuclear insurance. Additionally, Note 3 to GEORGIA's financial statements contains information regarding nuclear performance standards imposed by the Georgia PSC that may impact retail rates.

Environmental Regulation

The operating companies' and SEGCO's operations are subject to federal, state and local environmental requirements which, among other things, control emissions of particulates, sulfur dioxide and nitrogen oxides into the air; the use, transportation, storage and disposal of hazardous and toxic waste; and discharges of pollutants, including thermal discharges, into waters of the United States. The operating companies and SEGCO expect to comply with such requirements, which generally are becoming increasingly stringent, through technical improvements, the use of appropriate combinations of low-sulfur fuel and chemicals, addition of environmental control facilities, changes in control techniques and reduction of the operating levels of generating facilities. Failure to comply with such requirements could result in the complete shutdown of individual facilities not in compliance as well as the imposition of civil and criminal penalties.

     In November 1990, the Clean Air Act was signed into law. Title IV of the Clean Air Act - the acid rain compliance provision of the law - significantly affected SOUTHERN. Reductions in sulfur dioxide and nitrogen oxide emissions from fossil-fired generating plants were required in two phases. Phase I compliance began in 1995. SOUTHERN achieved Phase I compliance at its affected plants by primarily switching to low-sulfur coal and with some equipment upgrades. Construction expenditures for Phase I nitrogen oxide and sulfur dioxide emissions compliance totaled approximately $300 million. Phase II sulfur dioxide compliance was required in 2000. SOUTHERN used emission allowances and fuel switching to comply with Phase II requirements. Also, equipment to control nitrogen oxide emissions was installed on additional system fossil-fired units as necessary to meet Phase II limits and ozone non-attainment requirements for metropolitan Atlanta through 2000. Compliance for Phase II and initial ozone non-attainment requirements increased total construction expenditures through 2000 by approximately $100 million.

     Respective state plans to address the one-hour ozone non-attainment standards for the Atlanta and Birmingham areas have been established and must be implemented in May 2003. Seven generating plants in the Atlanta area and two plants in the Birmingham area will be affected. Construction expenditures for compliance with these new rules are currently estimated at approximately $940 million, of which $520 million remains to be spent.

     A significant portion of costs related to the acid rain and ozone non-attainment provisions of the Clean Air Act is expected to be recovered through existing ratemaking provision. However, there can be no assurance that all Clean Air Act costs will be recovered.

     In July 1997, the EPA revised the national ambient air quality standards for ozone and particulate matter. This revision made the standards significantly more stringent. In the subsequent litigation of these standards, the U.S. Supreme Court found the EPA's implementation program for the new ozone standard unlawful and remanded it to the EPA. In addition, the Federal District of Columbia Circuit Court of Appeals is considering other legal challenges to these standards. A court decision is expected in the spring of 2002. If the standards are eventually upheld, implementation could be required by 2007 to 2010.

     In September 1998, the EPA issued regional nitrogen oxide reduction rules to the states for implementation. The final rule affects 21 states, including Alabama and Georgia. Compliance is required by May 31, 2004, for most states, including Alabama. For Georgia, further rulemaking was required, and proposed compliance was delayed until May 1, 2005. Additional construction expenditures for compliance with these new rules are currently estimated at approximately $190 million.

     In December 2000, having completed its utility studies for mercury and other hazardous air pollutants (HAPS), the EPA issued a determination that an emission control program for mercury and, perhaps, other HAPS is warranted. The program is being developed under the Maximum Achievable Control Technology provisions of the Clear Air Act, and the regulations are scheduled to be finalized by the end of 2004 with implementation to take place around 2007. In January 2001, the EPA proposed guidance for the determination of Best Available Retrofit Technology (BART) emission controls under the Regional Haze Regulations. Installation of BART controls is expected to take place around 2010. Litigation of the Regional Haze Regulations, including the BART provisions, is ongoing in the Federal District of Columbia Circuit Court of Appeals. A court decision is expected in mid-2002.

     Implementation of the final state rules for these initiatives could require substantial further reduction in nitrogen oxide and sulfur dioxide and reductions in mercury and other HAPS emission from fossil-fired generating facilities and other industries in these states. Additional compliance costs and capital expenditures resulting from the implementation of these rules and standards cannot be determined until the results of legal challenges are known, and the states have adopted their final rules.

     In October 1997, the EPA issued regulations setting forth requirements for Compliance Assurance Monitoring in its state and federal operating permit programs. These regulations were amended by the EPA in March 2001 in response to a court order resolving challenges to the rules brought by environmental groups and the utility industry. Generally, this rule affects the operation and maintenance of electrostatic precipitators and could involve significant additional ongoing expense.

     The EPA and state environmental regulatory agencies are reviewing and evaluating various other matters including: control strategies to reduce regional haze; limits on pollutant discharges to impaired waters; cooling water intake restrictions; and hazardous waste disposal requirements. The impact of any new standards will depend on the development and implementation of applicable regulations.

     SOUTHERN must comply with other environmental laws and regulations that cover the handling and disposal of hazardous waste. Under these various laws and regulations, the subsidiaries could incur substantial costs to clean up properties. The subsidiaries conduct studies to determine the extent of any required cleanup and have recognized in their respective financial statements costs to clean up known sites. These costs for SOUTHERN amounted to $1 million in 2001 and $4 million in both 2000 and 1999. Additional sites may require environmental remediation for which the subsidiaries may be liable for a portion or all required cleanup costs.

     Several major pieces of environmental legislation are periodically considered for reauthorization or amendment by Congress. These include : the Clean Air Act; the Clean Water Act; the Comprehensive Environmental Response, Compensation, and Liability Act; the Resource Conservation and Recovery Act; the Toxic Substances Control Act; and the Endangered Species Act. Changes to these laws could affect many areas of SOUTHERN's operations. The full impact of any such changes cannot be determined at this time.

     Compliance with possible additional legislation related to global climate change, electromagnetic fields, and other environmental and health concerns could significantly affect SOUTHERN. The impact of new legislation - if any - will depend on the subsequent development and implementation of applicable regulations. In addition, the potential exists for liability as a result of lawsuits alleging damages caused by electromagnetic fields.

     Reference is made to each registrant's "Management's Discussion and Analysis" in Item 7 herein for a discussion of the Clean Air Act and other environmental legislation and proceedings. Also see Item 3 - "Legal Proceedings", herein for information about a lawsuit brought on behalf of the EPA.

     The operating companies' and SEGCO's estimated capital expenditures for environmental quality control facilities for the years 2002, 2003 and 2004 are as follows: (in millions)

 -----------------------------------------------------------
                              2002        2003       2004
                           ---------------------------------
 ALABAMA                     $157        $95       $112
 GEORGIA                      320         93         66
 GULF                           5         15         26
 MISSISSIPPI                    4          9          1
 SAVANNAH                       4          6          2
 SEGCO                          *          *          *
 ----------------------------------------------------------
     Total                   $490       $218       $207
 ===========================================================

     * Amounts are less than $1 million.

     The foregoing estimates are included in the current construction programs. (See Item 1 - BUSINESS - "Construction Programs" herein.)

     Additionally, each operating company and SEGCO has incurred costs for environmental remediation of various sites. Reference is made to each registrant's "Management's Discussion and Analysis" in Item 7 herein for information regarding the registrants' environmental remediation efforts. Also, see Note 3 to SOUTHERN's and GEORGIA's financial statements in Item 8 herein for information regarding the identification of sites that may require environmental remediation by GEORGIA.

     The operating companies and SEGCO are unable to predict at this time what additional steps they may be required to take as a result of the implementation of existing or future quality control requirements for air, water and hazardous or toxic materials, but such steps could adversely affect system operations and result in substantial additional costs.

     The outcome of the matters mentioned above under "Regulation" cannot now be determined, except that these developments may result in delays in obtaining appropriate licenses for generating facilities, increased construction and operating costs, or reduced generation, the nature and extent of which, while not determinable at this time, could be substantial.

Rate Matters

Rate Structure

The rates and service regulations of the operating companies are uniform for each class of service throughout their respective service areas. Rates for residential electric service are generally of the block type based upon kilowatt-hours used and include minimum charges.

     Residential and other rates contain separate customer charges. Rates for commercial service are presently of the block type and, for large customers, the billing demand is generally used to determine capacity and minimum bill charges. These large customers' rates are generally based upon usage by the customer including those with special features to encourage off-peak usage. Additionally, the operating companies are allowed by their respective PSCs to negotiate the terms and compensation of service to large customers. Such terms and compensation of service, however, are subject to final PSC approval. ALABAMA, GEORGIA and SAVANNAH are allowed by state law to recover fuel and net purchased energy costs through fuel cost recovery provisions which are adjusted to reflect increases or decreases in such costs. GULF recovers from retail customers costs of fuel, net purchased power, energy conservation and environmental compliance through provisions which are adjusted to reflect increases or decreases in such costs. GULF's recovery of these costs is based upon an annual projection - any over/under recovery during such period is reflected in a subsequent annual period with interest. With respect to MISSISSIPPI's retail rates, fuel and purchased power costs are billed to such customers under the fuel adjustment clause and energy costs management clause. The adjustment factors for MISSISSIPPI's retail and wholesale rates are generally levelized based on the estimated energy cost for the year, adjusted for any actual over/under collection from the previous year. Revenues are adjusted for differences between recoverable fuel costs and amounts actually recovered in current rates.

Rate Proceedings

Reference is made to MISSISSIPPI's "Management's Discussion and Analysis" in
Item 7 and to Note 3 to each registrant's financial statements in Item 8 herein for a discussion of rate matters.

     In February 2002, MISSISSIPPI reached an agreement with certain of its wholesale customers to increase its wholesale tariff rates effective June 2002. MISSISSIPPI filed the settlement agreement with the FERC on March 5, 2002. The FERC has 60 days to either set the issue for hearing with the proposed rates subject to refund or let the new rates go into effect as filed. The agreement results in an annual increase of approximately $10.5 million and the adoption of an Energy Cost Management Clause similar to the one approved by MISSISSIPPI's retail jurisdiction (see Note 1 to MISSISSIPPI's financial statements in Item 8 herein). In addition, MISSISSIPPI and its customers agreed that neither party would seek a unilateral change to the new rates prior to December 31, 2003, except for changes due to the operation of the fuel adjustment and energy cost management clauses. Though the FERC has accepted settlement agreements as filed in the past, the ultimate outcome of this matter before the FERC cannot now be determined.

     On March 5, 2002, the Alabama PSC approved a revision to ALABAMA's rates that provide for periodic adjustments based upon ALABAMA's earned return on end-of-period retail common equity. This revision provides for an annual, rather than quarterly, adjustment and imposes a 3 percent limit on any such annual adjustment. A 2 percent increase in retail rates will become effective in April 2002 in accordance with the Rate Stabilization Equalization Plan. The return on common equity range of 13.0 to 14.5 percent remains unchanged. The Alabama PSC also accepted ALABAMA's proposal to lower the energy cost recovery factor for the billing months April 2002 through December 2002.

Integrated Resource Planning

In July 2001, the Georgia PSC approved the GEORGIA and SAVANNAH 2001 Integrated Resource Plan, which was filed on January 31, 2001. The plans specify how GEORGIA and SAVANNAH each intends to meet the future electrical needs of its customers through a combination of demand-side and supply-side resources. The Georgia PSC must pre-certify these new resources. Once certified, all prudently incurred construction costs and purchase power costs will be recoverable through rates.

     In July 2001, the Georgia PSC approved GEORGIA's 2003/04 certification request, which was filed December 15, 2000, for approximately 1,800 megawatts of purchased power and 12 megawatts of upgraded hydro generation. This certification request included a seven-year PPA with Southern Power for two gas-fired combined cycle units that will be constructed at Plant Goat Rock. The first unit is designed to produce approximately 570 megawatts starting in 2003, with approximately 370 megawatts being available by June 2002. The second unit is designed to produce approximately 610 megawatts starting in 2004, with approximately 400 megawatts being available by June 2003. Also, a capacity upgrade of 12 megawatts was approved for the existing Goat Rock hydro units 1 and 2. In addition, this certification request included a seven-year PPA with Southern Power for a gas fired combined cycle generating unit to be constructed at Plant Autaugaville in Alabama. The unit is designed to produce approximately 610 megawatts starting in 2004. Based on an agreement with the Georgia PSC, the seven-year term of the PPA was modified to be 15 years.

     In April 2001, GEORGIA and SAVANNAH issued an RFP for their 2005/06 resource needs of approximately 2,500 megawatts. At the request of the Georgia PSC, this RFP requested all types of generation resources including coal and nuclear. The bids received from this RFP totaled more than 25,000 megawatts including over 1,800 megawatts of coal offers. As required by the Georgia PSC's 2001 IRP order, GEORGIA developed a self-build coal offer to be compared to the bid received through the RFP. In conjunction with the Georgia PSC, an economic analysis of the coal proposals was completed and the results indicated that the coal resources were not economical as compared to gas-fired generation at this point in time. Therefore, the Georgia PSC relieved GEORGIA of its obligation to continue to develop a coal self-build proposal. At the present time, the bids from this RFP are being analyzed and the best-cost projects will be selected. Once the PPAs have been completed for the selected projects, GEORGIA and SAVANNAH will file for certification of these PPAs by summer of 2002.
GEORGIA and SAVANNAH expect the Georgia PSC to approve the certification request in the fall of 2002.

Environmental Cost Recovery Plans

In 1993, the Florida Legislature adopted legislation for an Environmental Cost Recovery Clause (ECRC), which allows a utility, including GULF, to petition the Florida PSC for recovery of prudent environmental compliance costs that are not being recovered through base rates or any other recovery mechanism. Such environmental costs include operation and maintenance expense, emission allowance expense, depreciation and a return on invested capital.

     In 1992, the Mississippi PSC approved MISSISSIPPI's Environmental Compliance Overview Plan (ECO Plan). The ECO Plan establishes procedures to facilitate the Mississippi PSC's overview of MISSISSIPPI's environmental strategy and provides for recovery of costs (including costs of capital associated with environmental projects approved by the Mississippi PSC). Under the ECO Plan, any increase in the annual revenue requirement is limited to 2 percent of retail revenues. However, the ECO Plan also provides for carryover of any amount over the 2 percent limit into the next year's revenue requirement. MISSISSIPPI conducts studies, when possible, to determine the extent of any required environmental remediation. Should such remediation be determined to be probable, reasonable estimates of costs to clean up such sites are developed and recognized in the financial statements. MISSISSIPPI recovers such costs under the ECO Plan as they are incurred, as provided for in MISSISSIPPI's 1995 ECO Plan order. MISSISSIPPI filed its 2002 ECO Plan in January 2002, which, if approved as filed, will result in a slight increase in customer prices.

Employee Relations

The SOUTHERN system had a total of 26,122 employees on its payroll at December 31, 2001.

 --------------------------------------------------------------
                                             Employees
                                                 at
                                         December 31, 2001
                                      -------------------------
 ALABAMA                                          6,706
 GEORGIA                                          9,048
 GULF                                             1,309
 MISSISSIPPI                                      1,316
 SAVANNAH                                           550
 SCS                                              3,569
 Southern Nuclear                                 3,045
 Other                                              579
 --------------------------------------------------------------
 Total                                           26,122
 ==============================================================

     The operating companies have separate agreements with local unions of the IBEW generally covering wages, working conditions and procedures for handling grievances and arbitration. These agreements apply with certain exceptions to operating, maintenance and construction employees.

     ALABAMA has agreements with the IBEW on a three-year contract extending to August 14, 2005. Upon notice given at least 60 days prior to that date, negotiations may be initiated with respect to agreement terms to be effective after such date.

     GEORGIA has an agreement with the IBEW covering wages and working conditions, which is in effect through June 30, 2002.

     GULF has an agreement with the IBEW on a three-year contract extending to August 15, 2005.

    MISSISSIPPI has an agreement with the IBEW on a four-year contract extending to August 16, 2002.

     SAVANNAH has four-year labor agreements with the IBEW and the Office and Professional Employees International Union that expire April 15, 2003 and December 1, 2003, respectively.

     Southern Nuclear has agreements with the IBEW on a five-year contract extending to August 15, 2006 for Plant Farley and a three-year contract extending to June 30, 2002 for Plants Hatch and Vogtle. Upon notice given at least 60 days prior to these dates, negotiations may be initiated with respect to agreement terms to be effective after such dates.

    Southern Nuclear is currently in negotiations with the Security, Police and Fire Professionals of America (formerly the United Plant Guard Workers of America) at Plant Hatch. The prior contract with the United Plant Guard Workers of America which extended to September 30, 2001 was not terminated, so the terms of the existing agreement have continued as negotiations of the new agreement continues. The parties will have the opportunity to terminate the agreement 60 days prior to October 1, 2002 if no agreement is reached prior to that time.

    The agreements also subject the terms of the pension plans for the companies discussed above to collective bargaining with the unions at five-year intervals.

Item 2.  PROPERTIES

Electric Properties - The Electric Utilities

The operating companies, Southern Power and SEGCO, at December 31, 2001, owned and/or operated 34 hydroelectric generating stations, 34 fossil fuel generating stations, three nuclear generating stations and five combined cycle/cogeneration stations. The amounts of capacity for each company are shown in the table below.

 ------------------------- -------------------------------------
                                                  Nameplate
 Generating Station        Location              Capacity (1)
 ------------------------- ------------------- -----------------
                                                 (Kilowatts)
 Fossil Steam
 Gadsden                   Gadsden, AL              120,000
 Gorgas                    Jasper, AL             1,221,250
 Barry                     Mobile, AL             1,525,000
 Greene County             Demopolis, AL            300,000 (2)
 Gaston Unit 5             Wilsonville, AL          880,000
 Miller                    Birmingham, AL         2,532,288 (3)
                                                  ---------
 ALABAMA Total                                    6,578,538
                                                  ---------

 Arkwright                 Macon, GA                160,000
 Atkinson                  Atlanta, GA              180,000
 Bowen                     Cartersville, GA       3,160,000
 Branch                    Milledgeville, GA      1,539,700
 Hammond                   Rome, GA                 800,000
 McDonough                 Atlanta, GA              490,000
 McManus                   Brunswick, GA            115,000
 Mitchell                  Albany, GA               170,000
 Scherer                   Macon, GA                750,924 (4)
 Wansley                   Carrollton, GA           925,550 (5)
 Yates                     Newnan, GA             1,250,000
                                                  ---------
 GEORGIA Total                                    9,541,174
                                                  ---------

 Crist                     Pensacola, FL          1,045,000
 Lansing Smith             Panama City, FL          305,000
 Scholz                    Chattahoochee, FL         80,000
 Daniel                    Pascagoula, MS           500,000 (6)
 Scherer Unit 3            Macon, GA                204,500 (4)
                                                  ---------
 GULF Total                                       2,134,500
                                                  ---------

 Eaton                     Hattiesburg, MS           67,500
 Sweatt                    Meridian, MS              80,000
 Watson                    Gulfport, MS           1,012,000
 Daniel                    Pascagoula, MS           500,000 (6)
 Greene County             Demopolis, AL            200,000 (2)
                                                -----------
 MISSISSIPPI Total                                1,859,500
                                                -----------
 ---------------------------------------------- ----------------


 ------------------------- -----------------------------------------
                                                      Nameplate
 Generating Station     Location                       Capacity
 ---------------------- ------------------------- ------------------
                                                     (Kilowatts)
 McIntosh               Effingham County, GA           163,117
 Kraft                  Port Wentworth, GA             281,136
 Riverside              Savannah, GA                   102,278
                                                   -----------
 SAVANNAH Total                                        546,531
                                                   -----------

 Gaston Units 1-4       Wilsonville, AL
 SEGCO Total                                         1,000,000 (7)
                                                   -----------
 Total Fossil Steam                                 21,660,243
                                                   -----------

 Nuclear Steam
 Farley                 Dothan, AL
 ALABAMA Total                                       1,720,000
                                                   -----------
 Hatch                  Baxley, GA                     899,612 (8)
 Vogtle                 Augusta, GA                  1,060,240 (9)
                                                   -----------
 GEORGIA Total                                       1,959,852
                                                   -----------
 Total Nuclear Steam                                 3,679,852
                                                   -----------

 Combustion Turbines
 Greene County          Demopolis, AL
 ALABAMA Total                                         720,000
                                                   -----------

 Arkwright              Macon, GA                       30,580
 Atkinson               Atlanta, GA                     78,720
 Bowen                  Cartersville, GA                39,400
 Intercession City      Intercession City, FL           47,333 (10)
 McDonough              Atlanta, GA                     78,800
 McIntosh
   Units 1,2,3,4,7,8    Effingham County, GA           480,000
 McManus                Brunswick, GA                  481,700
 Mitchell               Albany, GA                     118,200
 Robins                 Warner Robins, GA              160,000
 Wilson                 Augusta, GA                    354,100
 Wansley                Carrollton, GA                  26,322 (5)
                                                   -----------
 GEORGIA Total                                       1,895,155
                                                   -----------

 Lansing Smith
   Unit A               Panama City, FL                 39,400
 Pea Ridge
   Units 1-3            Pea Ridge, FL                   14,250
                                                        ------
 GULF Total                                             53,650
                                                        ------

 Chevron Cogenerating
   Station              Pascagoula, MS                 147,292 (11)
 Sweatt                 Meridian, MS                    39,400
 Watson                 Gulfport, MS                    39,360
                                                     ---------
 MISSISSIPPI Total                                     226,052
                                                     ---------



 ------------------------------------------------- -----------------

 --------------------------- -------------------- -----------------
                                                    Nameplate
 Generating Station          Location                 Capacity
 --------------------------- -------------------- -----------------
                                                    (Kilowatts)
 Boulevard                   Savannah, GA              59,100
 Kraft                       Port Wentworth,
                               GA                      22,000
 McIntosh
 Units 5&6                   Effingham
                               County, GA             160,000
                                                      -------
 SAVANNAH Total                                       241,100
                                                      -------


 Dahlberg                                             800,000
                                                      -------
 Southern Power Total                                 800,000
                                                      -------

 Gaston (SEGCO)              Wilsonville, AL           19,680 (7)
                                                  -----------
 Total Combustion Turbines                          3,955,637
                                                  -----------

 Cogeneration
 Washington County           Washington
                               County, AL             123,428
 GE Plastics Project         Burkeville, AL           104,800
 Theodore                    Theodore, AL             236,418
                                                  -----------
 Total Cogeneration                                   464,646
                                                  -----------

 Combined Cycle
 Barry                       Mobile, AL
 ALABAMA Total                                      1,070,424
                                                    ---------

 Daniel
    (Leased)                 Pascagoula, MS
 Mississippi Total                                  1,070,424
                                                    ---------
 Total Combined Cycle                               2,140,848
                                                    ---------

 Hydroelectric Facilities

 Weiss                       Leesburg, AL              87,750
 Henry                       Ohatchee, AL              72,900
 Logan Martin                Vincent, AL              128,250
 Lay                         Clanton, AL              177,000
 Mitchell                    Verbena, AL              170,000
 Jordan                      Wetumpka, AL             100,000
 Bouldin                     Wetumpka, AL             225,000
 Harris                      Wedowee, AL              135,000
 Martin                      Dadeville, AL            154,200
 Yates                       Tallassee, AL             32,000
 Thurlow                     Tallassee, AL             60,000
 Lewis Smith                 Jasper, AL               157,500
 Bankhead                    Holt, AL                  54,000
 Holt                        Holt, AL                  46,000
                                                   ----------
 ALABAMA Total                                      1,599,600
                                                   ----------

 --------------------------- -------------------- -----------------



 --------------------------- -------------------- -----------------
                                                    Nameplate
 Generating Station          Location                 Capacity
 --------------------------- -------------------- -----------------


 Barnett Shoals
   (Leased)                  Athens, GA                 2,800
 Bartletts Ferry             Columbus, GA             173,000
 Goat Rock                   Columbus, GA              26,000
 Lloyd Shoals                Jackson, GA               14,400
 Morgan Falls                Atlanta, GA               16,800
 North Highlands             Columbus, GA              29,600
 Oliver Dam                  Columbus, GA              60,000
 Rocky Mountain              Rome, GA                 215,256 (12)
 Sinclair Dam                Milledgeville, GA         45,000
 Tallulah Falls              Clayton, GA               72,000
 Terrora                     Clayton, GA               16,000
 Tugalo                      Clayton, GA               45,000
 Wallace Dam                 Eatonton, GA             321,300
 Yonah                       Toccoa, GA                22,500
 6 Other Plants                                        18,080
                                                  -----------
 GEORGIA Total                                      1,077,736
                                                  -----------
 Total Hydroelectric Facilities                     2,677,336
                                                  -----------
 Total Generating Capacity                         34,578,562
                                                  ===========

 ------------------------------------------------ -----------------

Notes:
    (1) For additional information regarding facilities jointly-owned with non-affiliated parties, see Item 2 - PROPERTIES - "Jointly-Owned Facilities" herein.
    (2)  Owned by ALABAMA and MISSISSIPPI as
         tenants in common in the proportions of 60% and 40%, respectively.
    (3)  Excludes the capacity owned by AEC.
    (4) Capacity shown for GEORGIA is 8.4% of Units 1 and 2 and 75% of Unit 3. Capacity shown for GULF is 25% of Unit 3.
    (5)  Capacity shown is GEORGIA's portion (53.5%) of total plant capacity.
    (6) Represents 50% of the plant which is owned as tenants in common by GULF and MISSISSIPPI.
    (7) SEGCO is jointly-owned by ALABAMA and GEORGIA. (See Item 1 - BUSINESS herein.)
    (8)  Capacity shown is GEORGIA's portion (50.1%) of total plant capacity.
    (9)  Capacity shown is GEORGIA's portion (45.7%) of total plant capacity.
   (10) Capacity shown represents 33-1/3% of total plant capacity. GEORGIA owns a 1/3 interest in the unit with 100% use of the unit from June through September. FPC operates the unit.
   (11)  Generation is dedicated to a single industrial customer.
   (12) Capacity shown is GEORGIA's portion (25.4%) of total plant capacity. OPC operates the plant.
                                      I-21

     Except as discussed below under "Titles to Property," the principal plants and other important units of the operating companies, Southern Power and SEGCO are owned in fee by the respective companies. It is the opinion of management of each such company that its operating properties are adequately maintained and are substantially in good operating condition.

     MISSISSIPPI owns a 79-mile length of 500-kilovolt transmission line which is leased to Entergy Gulf States. The line, completed in 1984, extends from Plant Daniel to the Louisiana state line. Entergy Gulf States is paying a use fee over a forty-year period covering all expenses and the amortization of the original $57 million cost of the line. At December 31, 2001, the unamortized portion of this cost was approximately $33.3 million.

     The all-time maximum demand on the operating companies and SEGCO was 31,359,000 kilowatts and occurred in August 2000. This amount excludes demand served by capacity retained by MEAG and Dalton and excludes demand associated with power purchased from OPC and SEPA by its preference customers. The reserve margin for the operating companies and SEGCO at that time was 8.1%. For additional information on peak demands, reference is made to Item 6 - SELECTED FINANCIAL DATA herein.

    ALABAMA and GEORGIA will incur significant costs in decommissioning their nuclear units at the end of their useful lives. (See Item 1 - BUSINESS - "Regulation - Atomic Energy Act of 1954" and Note 1 to SOUTHERN's, ALABAMA's and GEORGIA's financial statements in Item 8 herein.)

Jointly-Owned Facilities

ALABAMA and GEORGIA have sold and GEORGIA has purchased undivided interests in certain generating plants and other related facilities to or from non-affiliated parties. The percentages of ownership resulting from these transactions are as follows:



                           Total Percentage Ownership
                                                 ---------------- -------- ------------ -------- --------- ------------ --------
                                 Capacity        ALABAMA          AEC      GEORGIA      OPC      MEAG      DALTON        FPC
                               --------------    ---------------- -------- ------------ -------- --------- ------------ --------
                               (Megawatts)

    Units 1 and 2                  1,320             91.8%         8.2%           -%         -%       -%       -%           -%
 Plant Hatch                       1,796               -             -         50.1     30.0       17.7      2.2            -
 Plant Vogtle                      2,320               -             -         45.7     30.0       22.7      1.6            -
 Plant Scherer
   Units 1 and 2                   1,636               -             -          8.4     60.0       30.2      1.4            -
 Plant Wansley                     1,779               -             -         53.5     30.0       15.1      1.4            -
 Rocky Mountain                      848               -             -         25.4     74.6         -         -            -
 Intercession City, FL               142               -             -         33.3        -         -         -         66.7
 ----------------------------- -------------- -- ---------------- -------- ------------ -------- --------- ------------ --------


     ALABAMA and GEORGIA have contracted to operate and maintain the respective units in which each has an interest (other than Rocky Mountain and Intercession City, as described below) as agent for the joint owners.

     In addition, GEORGIA has commitments regarding a portion of a 5 percent interest in Plant Vogtle owned by MEAG that are in effect until the later of retirement of the plant or the latest stated maturity date of MEAG's bonds issued to finance such ownership interest. The payments for capacity are required whether any capacity is available. The energy cost is a function of each unit's variable operating costs. Except for the portion of the capacity payments related to the 1987 and 1990 write-offs of Plant Vogtle costs, the cost of such capacity and energy is included in purchased power from non-affiliates in GEORGIA's Statements of Income in Item 8 herein.

    Additional jointly-owned facilities also include Southern Power's 65% undivided interest in Stanton Unit A and related facilities jointly owned with the Orlando Utilities Commission, the Kissimmee Utility Authority and the Florida Municipal Power Agency. Currently under construction near Orlando, Florida, this project will be a 610 megawatt combined cycle unit and is scheduled for commerical operation in October 2003.

Titles to Property

The operating companies', Southern Power's and SEGCO's interests in the principal plants (other than certain pollution control facilities, one small hydroelectric generating station leased by GEORGIA, MISSISSIPPI's combined cycle units at Plant Daniel and the land on which five combustion turbine generators of MISSISSIPPI are located, which is held by easement) and other important units of the respective companies are owned in fee by such companies, subject only to the liens of applicable mortgage indentures of ALABAMA, GULF, MISSISSIPPI and SAVANNAH and to excepted encumbrances as defined therein. The operating companies own the fee interests in certain of their principal plants as tenants in common. (See Item 2 - PROPERTIES - "Jointly-Owned Facilities" herein.) Properties such as electric transmission and distribution lines and steam heating mains are constructed principally on rights-of-way which are maintained under franchise or are held by easement only. A substantial portion of lands submerged by reservoirs is held under flood right easements. In substantially all of its coal reserve lands, SEGCO owns or will own the coal only, with adequate rights for the mining and removal thereof.

Item 3. LEGAL PROCEEDINGS

(1)    United States of America v. ALABAMA
       (United States District Court for the Northern District of Alabama)

       On November 3, 1999, the EPA brought a civil action in the U.S. District Court in Georgia against ALABAMA. The complaint alleges violations of the New Source Review provisions of the Clean Air Act with respect to coal-fired generating facilities at ALABAMA's Plants Miller, Barry and Gorgas. The civil action requests penalties and injunctive relief, including an order requiring the installation of the best available control technology at the affected units. The Clean Air Act authorizes civil penalties of up to $27,500 per day, per violation at each generating unit. Prior to January 30, 1997, the penalty was $25,000 per day. The EPA concurrently issued a notice of violation relating to these specific facilities, as well as Plants Greene County and Gaston. On August 1, 2000, the U.S. District Court granted ALABAMA's motion to dismiss for lack of jurisdiction in Georgia. On January 12, 2001, the EPA re-filed its claims against ALABAMA in federal district court in Birmingham, Alabama. ALABAMA's case has been stayed since the spring of 2001, pending a ruling by the U.S. Court of Appeals for the Eleventh Circuit in the appeal of a very similar New Source Review enforcement action against the TVA. The TVA case involves many of the same legal issues raised by the actions against ALABAMA. Because the outcome of the TVA case could have a significant adverse impact on ALABAMA, ALABAMA is party to that case as well.

       ALABAMA believes that it complied with applicable laws and the EPA's regulations and interpretations in effect at the time the work in question took place. An adverse outcome of this matter could require substantial capital expenditures that cannot be determined at this time and possibly require payment of substantial penalties.

(2)    United States of America v. GEORGIA and SAVANNAH
       (United States District Court for the Northern District of Georgia)

       On November 3, 1999, the EPA brought a civil action in the U.S. District Court in Georgia against GEORGIA. The complaint alleges violation of the New Source Review provisions of the Clean Air Act with respect to coal-fired generating facilities at GEORGIA's Plants Bowen and Scherer. The civil action requests penalties and injunctive relief, including an order requiring the installation of the best available control technology at the affected units. The Clean Air Act authorizes civil penalties of up to $27,500 per day, per violation at each generating unit. Prior to January 30, 1997, the penalty was $25,000 per day. On March 27, 2001, the U.S. District Court granted the EPA's motion to amend its complaint to add the alleged violations at SAVANNAH's Plant Kraft and to add SAVANNAH as a defendant. The EPA concurrently issued a notice of violation relating to these two GEORGIA plants and SAVANNAH's Plant Kraft.

       The case has been stayed since the spring of 2001, pending a ruling by the U.S. Court of Appeals for the Eleventh Circuit in the appeal of a very similar New Source Review enforcement action against the TVA. The TVA case involves many of the same legal issues raised by the actions against GEORGIA and SAVANNAH. Because the outcome of the TVA case could have a significant adverse impact on GEORGIA and SAVANNAH, both GEORGIA and SAVANNAH are party to that case as well.

       GEORGIA and SAVANNAH believe that they complied with applicable laws and the EPA's regulations and interpretations in effect at the time the work in question took place. An adverse outcome of this matter could require substantial capital expenditures that cannot be determined at this time and possibly require payment of substantial penalties.

(3) Cooper et al. v. GEORGIA, SOUTHERN, SCS and Energy Solutions (Superior Court of Fulton County, Georgia)

       On July 28, 2000, a lawsuit alleging race discrimination was filed by three GEORGIA employees against GEORGIA, SOUTHERN, and SCS in the Superior Court of Fulton County, Georgia. Shortly thereafter, the lawsuit was removed to the United States District Court for the Northern District of Georgia. The lawsuit also raised claims on behalf of a purported class. The plaintiffs seek compensatory and punitive damages in an unspecified amount, as well as injunctive relief. On August 14, 2000, the lawsuit was amended to add four more plaintiffs. Also, an additional subsidiary of SOUTHERN, Energy Solutions (now Southern Management Development), was named a defendant.

       On October 11, 2001, the district court denied the plaintiffs' motion for class certification. The plaintiffs filed a motion to reconsider the order denying class certification, and the court denied the plaintiffs' motion to reconsider. On December 28, 2001, the plaintiffs filed a petition in the United States Court of Appeals for the Eleventh Circuit seeking permission to file an appeal of the October 11 decision. On March 15, 2002, the Eleventh Circuit denied the plaintiffs' petition; thus, the plaintiffs may not appeal the October 11 decision until the seven individual cases are resolved in the district court. Discovery on the seven named plaintiffs' individual claims that remain in the case is ongoing. The final outcome of the case cannot now be determined.

(4) GEORGIA has been designated as a potentially responsible party at sites governed by the Georgia Hazardous Site Response Act and/or by the federal Comprehensive Environmental Response, Compensation and Liability Act.

       In addition, in 1995 the EPA designated GEORGIA and four other unrelated entities as potentially responsible parties at a site in Brunswick, Georgia that is listed on the federal National Priorities List. GEORGIA has contributed to the removal and remedial investigation and feasibility study costs for the site. Additional claims for recovery of natural resource damages at the site are anticipated.

       The final outcome of these matters cannot now be determined.

       Reference is made to Note 3 to SOUTHERN's and GEORGIA's financial statements in Item 8 herein under the captions "Georgia Power Potentially Responsible Party Status" and "Other Environmental Contingencies," respectively.

(5) In re: Mobile Energy Services Company, LLC; In re: Mobile Energy Services Holdings, Inc.
       (U.S. Bankruptcy Court for the Southern District of Alabama).

       On August 4, 2000, MESH filed a proposed plan of reorganization with the U.S. Bankruptcy Court. The proposed plan of reorganization was most recently amended on October 15, 2001. SOUTHERN expects that approval of a plan of reorganization would result in either a termination of SOUTHERN's ownership interest in MESH or the exchange of all assets of MESH for the cancellation of securities held by the bondholders, but would not affect SOUTHERN's continuing guarantee obligations. The final outcome of this matter cannot now be determined.

       Reference is made to Note 3 to SOUTHERN's financial statements in Item 8 herein under the caption "Mobile Energy Services' Petition for Bankruptcy."

(6)    Gordon v. SOUTHERN et al.
       (United States District Court for the Southern District of California)
                            and
(7)    Pier 23 Restaurant v. SOUTHERN et al.
       (United States District Court for the Northern District of California)

       Prior to the spin off of Mirant, SOUTHERN was named as a defendant in two lawsuits filed in the superior courts of California alleging that certain owners of electric generation facilities in California, including SOUTHERN, engaged in various unlawful and anticompetitive acts that served to manipulate wholesale power markets and inflate wholesale electricity prices in California. One lawsuit naming SOUTHERN, Mirant and other generators as defendants alleged that, as a result of the defendants' conduct, customers paid approximately $4 billion more for electricity that they otherwise would have and sought an award of treble damages, as well as other injunctive and equitable relief. The other suit likewise sought treble damages and equitable relief. The allegations in the two lawsuits in which SOUTHERN was named seemed to be directed to activities of subsidiaries of Mirant. On September 28 and November 6, 2001, the plaintiffs voluntarily dismissed SOUTHERN without prejudice from the two lawsuits in which it had been named as a defendant. Prior to being dismissed, SOUTHERN had notified Mirant of its claim for indemnification for costs associated with the lawsuits under the terms of the master separation agreement that governs the spin off of Mirant. Mirant had undertaken the defense of the lawsuits. Plaintiffs would not be barred by their own dismissal from naming SOUTHERN in some future lawsuit, but management believes that the likelihood of SOUTHERN having to pay damages in any such lawsuit is remote.


     See Item 1 - BUSINESS - "Construction Programs," "Fuel Supply," "Regulation
- Federal Power Act" and "Rate Matters" as well as Note 3 to each registrant's financial statements in Item 8 herein for a description of certain other administrative and legal proceedings discussed therein.

     Additionally, each of the operating companies, SCS, Southern Nuclear, Southern Power, Energy Solutions and Southern LINC are, in the normal course of business, engaged in litigation or administrative proceedings that include, but are not limited to, acquisition of property, injuries and damages claims, and complaints by present and former employees.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           ALABAMA

           ALABAMA held a special meeting of shareholders on November 21, 2001 for the purpose of amending its charter to effect certain changes in the Auction Procedures for ALABAMA's 1988 Auction Series Class A Preferred Stock and 1993 Auction Series Class A Preferred Stock. The amendment was passed and the vote tabulation was as follows:
                                                     Votes
                             ------------------------------------------------
                                  For               Against         Abstain
                                  ---               -------         -------

           Common Stock        6,000,000               0                 0
           Preferred Stock       377,000               0                 0
                               ----------              -                 -
                Total          6,377,000               0                 0
                               =========               =                 =

EXECUTIVE OFFICERS OF SOUTHERN

(Identification of executive officers of SOUTHERN is inserted in Part I in accordance with Regulation S-K, Item 401(b), Instruction 3.) The ages of the officers set forth below are as of December 31, 2001.

H. Allen Franklin
Chairman, President, Chief Executive Officer and Director
Age 57
Elected Director in 1988 and Chief Executive Officer effective March 1, 2001. Previously served as President and Chief Operating Officer of SOUTHERN from June 1999 to March 2001; and as President and Chief Executive Officer of GEORGIA from January 1994 to June 1999.

Dwight H. Evans
Executive Vice President
Age 53
Elected in 2001. Previously served as President and Chief Executive Officer of MISSISSIPPI from March 1995 to May 2001.

David M. Ratcliffe
Executive Vice President
Age 53
Elected in 1999. He also has served as President and Chief Executive Officer of GEORGIA since June 1999. Previously served as Executive Vice President, Treasurer and Chief Financial Officer of GEORGIA from March 1998 to June 1999; and as Senior Vice President of SOUTHERN from March 1995 to March 1998.

Leonard J. Haynes
Executive Vice President and Chief Marketing Officer
Age 51
Elected in 2001. Previously served as Senior Vice President of GEORGIA from October 1998 to May 2001; and Vice President of GEORGIA from October 1992 to October 1998.

G. Edison Holland, Jr.
Executive Vice President
Age 49
Elected in 2001. Previously served as President and Chief Executive Officer of SAVANNAH from 1997 until 2001.

Gale E. Klappa
Executive Vice President, Chief Financial Officer and Treasurer
Age 51
Elected in 2001. Previously served as Financial Vice President, Chief Financial Officer and Treasurer form March 2001 to May 2001; Senior Vice President and Chief Strategic Officer of SOUTHERN from October 1999 to March 2001; President of Mirant's North America Group and Senior Vice President of Mirant from December 1998 to October 1999; and as President and Chief Executive Officer of Western Power Distribution, a subsidiary of Mirant located in Bristol, England, from September 1995 to December 1998.

Charles D. McCrary
Executive Vice President
Age 50
Elected in 1998; serves as President and Chief Executive Officer of ALABAMA. Previously served as President and Chief Operating Officer of ALABAMA from May 2001 to October 2001; Vice President of SOUTHERN from February 1998 to April 2001; and as Executive Vice President of ALABAMA from 1994 through February 1998.

W. Paul Bowers
Age 44
Executive Vice President of SCS and President and Chief Executive Officer of Southern Power since May 2001. Previously served as Senior Vice President of SCS and Chief Marketing Officer of SOUTHERN from March 2000 to May 2001; President and Chief Executive Officer of Western Power Distribution, a subsidiary of Mirant located in Bristol, England, from December 1998 to 2000; and Senior Vice President of Retail Marketing for GEORGIA from 1995 to 1998.

W. G. Hairston, III
Age 57
President and Chief Executive Officer of Southern Nuclear since 1993.

     The officers of SOUTHERN were elected for a term running from the first meeting of the directors following the last annual meeting (May 23, 2001) for one year until the first board meeting after the next annual meeting or until their successors are elected and have qualified.

EXECUTIVE OFFICERS OF ALABAMA

(Identification of executive officers of ALABAMA is inserted in Part I in accordance with Regulation S-K, Item 401(b), Instruction 3.) The ages of the officers set forth below are as of December 31, 2001.

Elmer B. Harris
Chairman and Director*
Age 62
Elected in 1989. Served as President and Chief Executive Officer from 1989 to 2001. Elected Executive Vice President of SOUTHERN in 1991. Served as a Director of SOUTHERN since 1989.

Charles D. McCrary
President, Chief Executive Officer and Director
Age 50
Elected in 2001. Served as President and Chief Operating Officer of ALABAMA from April 2001 to October 2001 and Vice President of SOUTHERN from February 1998 to April 2001. Previously served as Executive Vice President of External Affairs at ALABAMA from April 1994 through February 1998.

William B. Hutchins, III
Executive Vice President, Chief Financial Officer and Treasurer
Age 58
Elected in 1991. Served as Treasurer since 1998 in addition to Executive Vice President and Chief Financial Officer since 1991.

C. Alan Martin
Executive Vice President
Age 53
Elected in 1999. Served as Executive Vice President of External Affairs since January 2000. Previously served as Executive Vice President and Chief Marketing Officer for SOUTHERN from 1998 to 1999; and Vice President of Human Resources for SOUTHERN from May 1995 to March 1998.

Steve R. Spencer
Executive Vice President
Age 46
Elected in 2001. Served as Senior Vice President of External Affairs from July 2000 to April 2001. Previously served as Vice President of SOUTHERN's external affairs organization from 1998 to 2001.

Jerry L. Stewart
Senior Vice President
Age 52
Elected in 1999. Served as Senior Vice President of Fossil and Hydro Generation since 1999. Previously served as Vice President of SCS from 1992 to 1999.

     The officers of ALABAMA were elected for a term running from the last annual meeting of the directors (April 27, 2001) for one year until the next annual meeting or until their successors are elected and have qualified, except for Mr. McCrary who was elected Chief Executive Officer on October 25, 2001.

*Retired effective January 11, 2002.

EXECUTIVE OFFICERS OF GEORGIA

(Identification of executive officers of GEORGIA is inserted in Part I in accordance with Regulation S-K, Item 401(b), Instruction 3.) The ages of the officers set forth below are as of December 31, 2001.

David M. Ratcliffe
President, Chief Executive Officer and Director
Age 53
Elected as an Executive Officer in 1998 and as Director in 1999. Served as President and Chief Executive Officer since June 1999. Previously served as Executive Vice President, Treasurer and Chief Financial Officer of GEORGIA from 1998 to 1999; and as Senior Vice President of SOUTHERN from March 1995 to March 1998.

William C. Archer, III
Executive Vice President
Age 53
Elected in 1995. Served as Executive Vice President of External Affairs since 1995.

Thomas A. Fanning
Executive Vice President, Treasurer and
Chief Financial Officer
Age 44
Elected in 1999. Previously served as Senior Vice President of SCS and Chief Information Officer for SOUTHERN from March 1995 to June 1999.

Judy M. Anderson
Senior Vice President
Age 53
Elected in 2001. Served as Senior Vice President of Charitable Giving since 2001. Previously served as Vice President and Corporate Secretary of GEORGIA from 1989 to 2001.

Ronnie L. Bates
Senior Vice President
Age 47
Elected in 2001. Served as Senior Vice President, Marketing since 2001. Previously served as Vice President, Transmission from 2000 to 2001; and as General Manager, Transmission and Construction from 1995 to 2000.

Mickey A. Brown
Senior Vice President
Age 54
Elected in 2001. Served as Senior Vice President of Distribution since 2001. Previously served as Vice President, Distribution from 2000 to 2001; and as Vice President, Northern Region from 1993 to 2000.

James K. Davis
Senior Vice President
Age 61
Elected in 1993. Served as Senior Vice President of Corporate Relations since 1993, with Employee Relations being added to his responsibilities in 2000.

Fred D. Williams
Senior Vice President
Age 57
Elected in 1992. Served as Senior Vice President of Resource Policy and Planning since 1997. Previously served as Senior Vice President of Wholesale Energy from 1995 to 1997.

Leslie R. Sibert
Vice President
Age 39
Elected in 2001. Served as Vice President, Transmission since 2001. Previously served as Decatur Region Manager from 1999 to 2001; and as Assistant to Senior Vice President, Southern Wholesale Energy from 1996 to 1999.

Christopher C. Womack
Senior Vice President
Age 43
Elected in 2001. Served as Senior Vice President of Fossil and Hydro since 2001. Previously served as Vice President and Chief People Officer of SOUTHERN from 1998 to 2001; and as Senior Vice President of Public Relations and Corporate Services at ALABAMA from 1995 to 1998.

    The officers of GEORGIA were elected for a term running from the last annual meeting of the directors (May 16, 2001) for one year until the next annual meeting or until their successors are elected and have qualified, except for Ms. Anderson, whose election was effective June 1, 2001; Mr. Bates, whose election was effective October 8, 2001; Ms. Sibert, whose election was effective November 14, 2001; and Mr. Womack, whose election was effective December 17, 2001.

EXECUTIVE OFFICERS OF GULF

(Identification of executive officers of GULF is inserted in Part I in accordance with Regulation S-K, Item 401(b), Instruction 3.) The ages of the officers set forth below are as of December 31, 2001.

Travis J. Bowden
President, Chief Executive Officer and Director
Age 63
Elected in 1994.  Served as President and Chief Executive Officer since 1994.

Francis M. Fisher, Jr.
Vice President
Age 53
Elected in 1989. Served as Vice President of Power Delivery and Customer Operations since 1996.

John E. Hodges, Jr.
Vice President
Age 58
Elected in 1989. Served as Vice President of Marketing and Employee/External Affairs since 1996.

Ronnie R. Labrato
Vice President, Chief Financial Officer and Comptroller
Age 48
Elected in 2000. Served as Vice President, Chief Financial Officer and Comptroller since 2001. Previously served as Comptroller and Chief Financial Officer from 2000 to 2001 and Controller from 1992 to 2000.

Robert G. Moore
Vice President
Age 52
Elected in 1997. Served as Vice President of Power Generation and Transmission of GULF and Vice President of Fossil Generation of SCS since 1997. Previously served as Plant Manager of Plant Bowen at GEORGIA from March 1993 to August 1997.

Warren E. Tate
Vice President, Secretary/Treasurer and
Regional Chief Information Officer
Age 59
Elected in 2000. Served as Vice President since 2001, also serves as Secretary/Treasurer and Regional Chief Information Officer since 1996.

    The officers of GULF were elected for a term running from the last annual meeting of the directors (July 27, 2001) for one year until the next annual meeting or until their successors are elected and have qualified.

EXECUTIVE OFFICERS OF MISSISSIPPI

(Identification of executive officers of MISSISSIPPI is inserted in Part I in accordance with Regulation S-K, Item 401(b), Instruction 3.) The ages of the officers set forth below are as of December 31, 2001.

Michael D. Garrett
President, Chief Executive Officer and Director
Age 52
Elected in 2001. Previously served as Executive Vice President - Customer Service of ALABAMA from January 2000 to May 2001; Executive Vice President of External Affairs of ALABAMA from March 1998 to January 2000; and Senior Vice President of External Affairs of ALABAMA from February 1994 to March 1998.

H. E. Blakeslee
Vice President
Age 61
Elected in 1984. Served as Vice President of Customer Services and Retail Marketing since 1984.

Don E. Mason
Vice President
Age 60
Elected in 1983. Served as Vice President of External Affairs and Corporate Services since 1983.

Michael W. Southern
Vice President, Treasurer and
Chief Financial Officer
Age 49
Elected in 1995. Served as Vice President, Treasurer and Chief Financial Officer since 2001. Previously served as Vice President,
Secretary, Treasurer and Chief Financial Officer from 1995 to 2001.

Gene L. Ussery, Jr.
Vice President
Age 52
Elected in 2000. Served as Vice President of Power Generation and Delivery since September 2000. Previously served as Northern Cluster Manager at GEORGIA for Plants Hammond, Bowen and McDonough-Atkinson from July 2000 to September 2000. He served as Manager of Plant Bowen at GEORGIA from 1997 to 2000; and Manager of Plant McDonough at GEORGIA from 1996 to 1997.

     The officers of MISSISSIPPI were elected for a term running from the last annual meeting of the directors (April 25, 2001) for one year until the next annual meeting or until their successors are elected and have qualified.

                                               PART II

Item 5.    MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      (a) The common stock of SOUTHERN is listed and traded on the New York Stock Exchange. The stock is also traded on regional exchanges across the United States. High and low stock prices, per the New York Stock Exchange Composite Tape during each quarter for the past two years were as follows:

           ------------------------ ------------ -- --------------
                                       High              Low
                                    ------------    --------------

           2001
           First Quarter (Note)       $21.650         $16.152
           Second Quarter              23.880          20.890
           Third Quarter               26.000          22.050
           Fourth Quarter              25.980          22.300

           2000
           First Quarter             $25.875          $20.375
           Second Quarter             27.875           21.688
           Third Quarter              35.000           23.406
           Fourth Quarter             33.880           27.500
           ---------------------- -------------- -- --------------

           Note: The common stock high and low prices have been adjusted to give effect to the Mirant spin off. Reference is made to Note 11 to the financial statements for SOUTHERN in Item 8 herein for additional information.

           There is no market for the other registrants' common stock, all of which is owned by SOUTHERN. On February 28, 2002, the closing price of SOUTHERN's common stock was $25.40.

      (b)  Number of SOUTHERN's common stockholders of record at December 31,
           2001:
                      150,242

           Each of the other registrants have one common stockholder, SOUTHERN.


      (c) Dividends on each registrant's common stock are payable at the discretion of their respective board of directors. The dividends on common stock declared by SOUTHERN and the operating companies to their stockholder(s) for the past two years were as follows: (in thousands)

           ------------------- --------- ------------- ----------
           Registrant          Quarter       2001          2000
           ------------------- --------- ------------- ----------

           SOUTHERN            First       $228,320     $220,557
                               Second       229,611      217,289
                               Third        231,192      217,289
                               Fourth       232,935      218,098

           ALABAMA             First        101,200      103,600
                               Second        97,600      105,200
                               Third         97,600      104,400
                               Fourth        97,500      103,900

           GEORGIA             First        134,500      136,500
                               Second       130,900      138,600
                               Third        130,900      137,600
                               Fourth       131,000      136,900

           GULF                First         13,500       14,600
                               Second        13,300       14,900
                               Third         13,300       14,800
                               Fourth        13,175       14,700

           MISSISSIPPI         First         12,800       13,600
                               Second        12,500       13,800
                               Third         12,500       13,700
                               Fourth        12,400       13,600

           SAVANNAH            First          5,500        6,100
                               Second         5,400        6,200
                               Third          5,400        6,000
                               Fourth         5,400        6,000
           ------------------- --------- ------------- ----------

    The dividend paid per share by SOUTHERN was 33.5(cent) for each quarter of 2000 and 2001. The dividend paid on SOUTHERN's common stock for the first quarter of 2002 was 33.5(cent) per share.

    The amount of dividends on their common stock that may be paid by the subsidiary registrants (except GEORGIA effective February 27, 2002) is restricted in accordance with their respective first mortgage bond indenture. The amounts of earnings retained in the business and the amounts restricted against the payment of cash dividends on common stock at December 31, 2001 were as follows:

 -------------------- ------------------ --- --------------
                          Retained            Restricted
                          Earnings              Amount
                      ------------------     --------------
                                  (in millions)
 ALABAMA                  $1,220                $   796
 GEORGIA                   1,871                  1,037
 GULF                        161                    127
 MISSISSIPPI                 186                    118
 SAVANNAH                    110                     68
 Consolidated              4,517                  2,145
 -------------------- ------------------ --- --------------

Item 6.    SELECTED FINANCIAL DATA

SOUTHERN. Reference is made to information under the heading "Selected Consolidated Financial and Operating Data," contained herein at pages II-43 and II-44.

ALABAMA. Reference is made to information under the heading "Selected Financial and Operating Data," contained herein at pages II-78 and II-79.

GEORGIA. Reference is made to information under the heading "Selected Financial and Operating Data," contained herein at pages II-114 and II-115.

GULF. Reference is made to information under the heading "Selected Financial and Operating Data," contained herein at pages II-145 and II-146.

MISSISSIPPI. Reference is made to information under the heading "Selected Financial and Operating Data," contained herein at pages II-178 and II-179.

SAVANNAH. Reference is made to information under the heading "Selected Financial and Operating Data," contained herein at pages II-207 and II-208.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SOUTHERN. Reference is made to information under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition," contained herein at pages II-8 through II-18.

ALABAMA. Reference is made to information under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition," contained herein at pages II-48 through II-57.

GEORGIA. Reference is made to information under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition," contained herein at pages II-83 through II-92.

GULF. Reference is made to information under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition," contained herein at pages II-119 through II-128.

MISSISSIPPI. Reference is made to information under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition," contained herein at pages II-150 through II-159.

SAVANNAH. Reference is made to information under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition," contained herein at pages II-183 through II-191.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to information in SOUTHERN's "Management's Discussion and Analysis - Market Price Risk" and to Note 1 to SOUTHERN's financial statements under the heading "Financial Instruments" contained herein on pages II-14 and II-29 through II-30, respectively.

Reference is also made to "Management's Discussion and Analysis - Exposure to Market Risks" in Item 7 of ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH contained herein at pages II-53, II-87 through II-88, II-124, II-155 and II-187, respectively.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO 2001 FINANCIAL STATEMENTS

                                                                                                                             Page
The Southern Company and Subsidiary Companies:

Report of Independent Public Accountants................................................................................     II-7
Consolidated Statements of Income for the Years Ended December 31, 2001, 2000 and 1999..................................     II-19
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999..............................     II-20
Consolidated Balance Sheets at December 31, 2001 and 2000...............................................................     II-21
Consolidated Statements of Capitalization at December 31, 2001 and 2000.................................................     II-23
Consolidated Statements of Common Stockholders' Equity for the Years Ended
   December 31, 2001, 2000 and 1999.....................................................................................     II-25
Consolidated Statements of Comprehensive Income for the Years Ended
   December 31, 2001, 2000 and 1999.....................................................................................     II-25
Notes to Financial Statements...........................................................................................     II-26


ALABAMA:
Report of Independent Public Accountants  ..............................................................................     II-47
Statements of Income for the Years Ended December 31, 2001, 2000 and 1999...............................................     II-58
Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999...........................................     II-59
Balance Sheets at December 31, 2001 and 2000 ...........................................................................     II-60
Statements of Capitalization at December 31, 2001 and 2000 .............................................................     II-62
Statements of Common Stockholder's Equity for the Years Ended
    December 31, 2001, 2000 and 1999....................................................................................     II-64
Notes to Financial Statements...........................................................................................     II-65

GEORGIA:
Report of Independent Public Accountants................................................................................     II-82
Statements of Income for the Years Ended December 31, 2001, 2000 and 1999...............................................     II-93
Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999...........................................     II-94
Balance Sheets at December 31, 2001 and 2000............................................................................     II-95
Statements of Capitalization at December 31, 2001 and 2000 .............................................................     II-97
Statements of Comprehensive Income for the Years Ended
    December 31, 2001, 2000 and 1999....................................................................................     II-99
Statements of Common Stockholder's Equity for the Years Ended
    December 31, 2001, 2000 and 1999....................................................................................     II-99
Notes to Financial Statements...........................................................................................     II-100

GULF:
Report of Independent Public Accountants................................................................................     II-118
Statements of Income for the Years Ended December 31, 2001, 2000 and 1999...............................................     II-129
Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999...........................................     II-130
Balance Sheets at December 31, 2001 and 2000 ...........................................................................     II-131
Statements of Capitalization at December 31, 2001 and 2000 .............................................................     II-133
Statements of Common Stockholder's Equity for the Years Ended
    December 31, 2001, 2000 and 1999....................................................................................     II-134
Notes to Financial Statements...........................................................................................     II-135



                                                                                                                             Page
MISSISSIPPI:
Report of Independent Public Accountants................................................................................     II-149
Statements of Income for the Years Ended December 31, 2001, 2000 and 1999...............................................     II-160
Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999...........................................     II-161
Balance Sheets at December 31, 2001 and 2000 ...........................................................................     II-162
Statements of Capitalization at December 31, 2001 and 2000 .............................................................     II-164
Statements of Common Stockholder's Equity for the Years Ended
    December 31, 2001, 2000 and 1999....................................................................................     II-166
Notes to Financial Statements...........................................................................................     II-167

SAVANNAH:
Report of Independent Public Accountants................................................................................     II-182
Statements of Income for the Years Ended December 31, 2001, 2000 and 1999...............................................     II-192
Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999...........................................     II-193
Balance Sheets at December 31, 2001 and 2000 ...........................................................................     II-194
Statements of Capitalization at December 31, 2001 and 2000 .............................................................     II-196
Statements of Common Stockholder's Equity for the Years Ended
    December 31, 2001, 2000 and 1999....................................................................................     II-197
Notes to Financial Statements...........................................................................................     II-198

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                SOUTHERN COMPANY
                               FINANCIAL SECTION

MANAGEMENT'S REPORT
Southern Company and Subsidiary Companies 2001 Annual Report


The management of Southern Company has prepared -- and is responsible for -- the consolidated financial statements and related information included in this report. These statements were prepared in accordance with accounting principles generally accepted in the United States and necessarily include amounts that are based on the best estimates and judgments of management. Financial information throughout this annual report is consistent with the financial statements.

   The company maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that the accounting records reflect only authorized transactions of the company. Limitations exist in any system of internal controls, however, based on a recognition that the cost of the system should not exceed its benefits. The company believes its system of internal accounting controls maintains an appropriate cost/benefit relationship.

   The company's system of internal accounting controls is evaluated on an ongoing basis by the company's internal audit staff. The company's independent public accountants also consider certain elements of the internal control system in order to determine their auditing procedures for the purpose of expressing an opinion on the financial statements.

   The audit committee of the board of directors, composed of four independent directors, provides a broad overview of management's financial reporting and control functions. Periodically, this committee meets with management, the internal auditors, and the independent public accountants to ensure that these groups are fulfilling their obligations and to discuss auditing, internal controls, and financial reporting matters. The internal auditors and independent public accountants have access to the members of the audit committee at any time.

   Management believes that its policies and procedures provide reasonable assurance that the company's operations are conducted according to a high standard of business ethics.

   In management's opinion, the consolidated financial statements present fairly, in all material respects, the financial position, results of operations, and cash flows of Southern Company and its subsidiary companies in conformity with accounting principles generally accepted in the United States.



/s/H. Allen Franklin
H. Allen Franklin
Chairman, President, and Chief Executive Officer


/s/Gale E. Klappa
Gale E. Klappa
Executive Vice President, Chief Financial Officer,
and Treasurer
February 13, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Southern Company:

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Southern Company (a Delaware corporation) and subsidiary companies as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements (pages II-19 through II-42) referred to above present fairly, in all material respects, the financial position of Southern Company and subsidiary companies as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

   As explained in Note 1 to the financial statements, effective January 1, 2001, Southern Company changed its method of accounting for derivative instruments and hedging activities.





/s/Arthur Andersen LLP
Atlanta, Georgia
February 13, 2002

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Southern Company and Subsidiary Companies 2001 Annual Report


RESULTS OF OPERATIONS
---------------------

OVERVIEW OF CONSOLIDATED EARNINGS AND DIVIDENDS

Earnings

Southern Company's basic earnings per share from continuing operations increased
6.6 percent in 2001. This increase was achieved by cost containment and lower interest rates despite the mild temperatures and the economic downturn. Basic earnings per share from continuing operations were $1.62 in 2001 compared with $1.52 in 2000. Dilution -- which factors in additional shares related to stock options -- decreased earnings per share by 1 cent in 2001 and had no impact in 2000.

   In April 2000, Southern Company announced an initial public offering of up to
19.9 percent of Mirant Corporation -- formerly Southern Energy, Inc. -- and intentions to spin off its remaining ownership of 272 million Mirant shares. On April 2, 2001, the tax-free distribution of Mirant shares was completed at a ratio of approximately 0.4 for every share of Southern Company common stock.

   As a result of the spin off, Southern Company's financial statements and related information reflect Mirant as discontinued operations. Therefore, the focus of Management's Discussion and Analysis is on Southern Company's continuing operations. The following chart shows earnings from continuing and discontinued operations:

                             Consolidated      Basic Earnings
                              Net Income          Per Share
                            --------------     -----------------
                             2001     2000      2001      2000
                            --------------     -----------------
                              (in millions)
Earnings from --
  Continuing
    operations             $1,120   $  994     $1.62     $1.52
  Discontinued
    operations                142      319      0.21      0.49
----------------------------------------------------------------
Total earnings             $1,262   $1,313     $1.83     $2.01
================================================================

Dividends

Southern Company has paid dividends on its common stock since 1948. Dividends paid on common stock in 2001 and 2000 were $1.34 per share or 331/2 cents per quarter. In January 2002, Southern Company declared a quarterly dividend of 331/2 cents per share. This is the 217th consecutive quarter that Southern Company has paid a dividend equal to or higher than the previous quarter. Our dividend payout ratio goal is 75 percent.

SOUTHERN COMPANY BUSINESS ACTIVITIES

Discussion of the results of continuing operations is focused on Southern Company's primary business of electricity sales by the operating companies -- Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Savannah Electric -- and Southern Power. Southern Power is a new electric wholesale generation subsidiary with market-based rates. The remaining portion of Southern Company's other business activities include telecommunications, energy products and services, leveraged leasing activities, and as the parent holding company. The net impact of these other business activities on the consolidated results of operations is not significant. See Note 12 to the financial statements for additional information.

Electricity Business

Southern Company's electric utilities generate and sell electricity to retail and wholesale customers in the Southeast. A condensed income statement for these six companies is as follows:

                                           Increase (Decrease)
                              Amount         From Prior Year
                             -------      ----------------------
                                2001           2001       2000
-----------------------------------------------------------------
                                      (in millions)
Operating revenues            $9,906           $ 46       $735
-----------------------------------------------------------------
Fuel                           2,577             13        236
Purchased power                  718             41        268
Other operation
  and maintenance              2,489             19         40
Depreciation
  and amortization             1,144              9         89
Taxes other than
  income taxes                   533              1         11
-----------------------------------------------------------------
Total operating expenses       7,461             83        644
-----------------------------------------------------------------
Operating income               2,445            (37)        91
Other income, net                 15             51          2
-----------------------------------------------------------------
Earnings before
  interest and taxes           2,460             14         93
Interest expenses
  and other, net                 609            (25)        29
Income taxes                     702             (1)        28
-----------------------------------------------------------------
Net income                    $1,149           $ 40      $  36
=================================================================

Southern Company and Subsidiary Companies 2001 Annual Report


Revenues

Operating revenues for the core business of selling electricity in 2001 and the amount of change from the prior year are as follows:

                                           Increase (Decrease)
                              Amount         From Prior Year
                              ------      ----------------------
                                2001           2001       2000
----------------------------------------------------------------
                                      (in millions)
Retail --
  Base revenues               $5,921          $ (93)      $174
  Fuel cost recovery
    and other                  2,519            (67)       336
----------------------------------------------------------------
Total retail                   8,440           (160)       510
----------------------------------------------------------------
Sales for resale --
  Within service area            338            (39)        27
  Outside service area           836            236        127
----------------------------------------------------------------
Total sales for resale         1,174            197        154
Other operating
  revenues                       292              9         71
----------------------------------------------------------------
Operating revenues            $9,906          $  46       $735
================================================================
Percent change                                  0.5%       8.1%
----------------------------------------------------------------

   Base revenues declined by $93 million in 2001 because of mild temperatures and the economic downturn. Total base revenues of $6.0 billion in 2000 increased as a result of continued customer growth in the service area and the positive impact of weather on energy sales.

   Electric rates -- for the operating companies -- include provisions to adjust billings for fluctuations in fuel costs, the energy component of purchased power costs, and certain other costs. Under these fuel cost recovery provisions, fuel revenues generally equal fuel expenses -- including the fuel component of purchased energy -- and do not affect net income. However, cash flow is affected by the economic loss from untimely recovery of these receivables.

   Sales for resale revenues within the service area were $338 million in 2001, down 10.2 percent from the prior year. This sharp decline resulted primarily from the mild weather experienced in the Southeast during 2001, which significantly reduced energy requirements from these customers. Sales for resale within the service area for 2000 were up from the prior year as a result of additional demand for electricity during the hot summer.

   Revenues from energy sales for resale outside the service area have increased sharply the past two years with a 39 percent and 27 percent increase in 2001 and 2000, respectively. This growth was primarily driven by new contracts. As Southern Company increases its competitive wholesale generation business, sales for resale outside the service area should reflect steady increases over the near term. Recent wholesale contracts have shorter contract periods, and many are market priced compared with the traditional cost-based contracts entered into in the 1980s. Those long-term cost-based contracts are principally unit power sales to Florida utilities. Revenues from long-term unit power contracts have both capacity and energy components. Capacity revenues reflect the recovery of fixed costs and a return on investment under the contracts. Energy is generally sold at variable cost. The capacity and energy components of the unit power contracts were as follows:

                                    2001       2000       1999
--------------------------------------------------------------
                                          (in millions)
Capacity                            $170       $177       $174
Energy                               201        178        157
--------------------------------------------------------------
Total                               $371       $355       $331
==============================================================

   Capacity revenues in 2001 and 2000 varied slightly compared with the prior year as a result of adjustments and true-ups related to contractual pricing. No significant declines in the amount of capacity are scheduled until the termination of the contracts in 2010.

Energy Sales

Changes in revenues are influenced heavily by the amount of energy sold each year. Kilowatt-hour sales for 2001 and the percent change by year were as follows:

                        Amount            Percent Change
(billions of          --------      --------------------------
   kilowatt-hours)        2001      2001        2000      1999
------------------------------     ---------------------------
Residential               44.5      (3.6)%       6.5%     (0.2)%
Commercial                46.9       1.5         6.6       4.0
Industrial                52.9      (6.8)        1.0       1.6
Other                      1.0       0.7         2.7       1.6
Total retail             145.3      (3.2)        4.3       1.7
                         -----
Sales for resale --
  Within service area      9.4      (2.0)        1.5      (4.1)
  Outside service area    21.4      24.4        33.0      (0.4)
                        ------
Total                    176.1      (0.5)        6.4       1.2
==============================================================

Southern Company and Subsidiary Companies 2001 Annual Report


   Although the number of residential customers increased 43,000 in 2001, retail energy sales registered a 3.2 percent decline. This is the first decrease since 1982. Reduced retail sales in 2001 were driven by extremely mild weather and the sluggish economy, which severely impacted industrial sales. In 2000, the rate of growth in total retail energy sales was very strong. Residential energy sales reflected a substantial increase as a result of the hotter-than-normal summer weather and the increase in customers served. Also in 2000, commercial sales continued to reflect the strong economy in the Southeast. Energy sales to retail customers are projected to increase at an average annual rate of 1.8 percent during the period 2002 through 2012.

   Sales to customers outside the service area under long-term contracts for unit power sales increased 2.7 percent in 2001 and increased 21 percent in 2000. These changes in sales were influenced by weather -- discussed earlier -- and fluctuations in prices for oil and natural gas. These are the primary fuel sources for utilities with which the company has long-term contracts. However, these fluctuations in energy sales under long-term contracts have minimal effects on earnings because the energy is generally sold at variable cost.

Expenses

In 2001, operating expenses of $7.5 billion increased only $83 million compared with the prior year. The moderate increase reflected flat energy sales and tighter cost containment measures. The costs to produce electricity for the core business in 2001 increased $96 million. However, non-production operation and maintenance declined by $23 million.

   In 2000, operating expenses of $7.4 billion increased $644 million compared with the prior year. The costs to produce electricity in 2000 increased by $498 million to meet higher energy requirements. Non-production operation and maintenance expenses increased $46 million in 2000. Depreciation and amortization expenses in 2000 increased $89 million, of which $50 million resulted from additional accelerated amortization by Georgia Power.

   Fuel costs constitute the single largest expense for the six electric utilities. The mix of fuel sources for generation of electricity is determined primarily by system load, the unit cost of fuel consumed, and the availability of hydro and nuclear generating units. The amount and sources of generation and the average cost of fuel per net kilowatt-hour generated -- within the service area -- were as follows:

                                    2001       2000       1999
---------------------------------------------------------------
Total generation
  (billions of kilowatt-hours)       174        174        165
Sources of generation
  (percent) --
    Coal                              72         78         78
    Nuclear                           16         16         17
    Oil and gas                        9          4          3
    Hydro                              3          2          2
Average cost of fuel per net
  kilowatt-hour generated
    (cents) --                      1.56       1.51       1.45
---------------------------------------------------------------

   In 2001, fuel and purchased power costs of $3.3 billion increased $54 million. Continued efforts to control energy costs combined with additional efficient gas-fired generating units helped to hold the increase in fuel expense to $13 million in 2001.

   Total fuel and purchased power costs increased $504 million in 2000 as a result of 10.6 billion more kilowatt-hours being sold than in 1999. Demand was met with some 2.5 billion additional kilowatt-hours being purchased and using generation with higher unit fuel cost than in 1999.

   Total interest charges and other financing costs in 2001 decreased $25 million from amounts reported in the previous year. The decline reflected substantially lower short-term interest rates that offset new financing costs. Total interest charges and other financing costs in 2000 increased $29 million reflecting some additional external financing for new generating units.

Effects of Inflation

The operating companies are subject to rate regulation and income tax laws that are based on the recovery of historical costs. Therefore, inflation creates an economic loss because the company is recovering its costs of investments in dollars that have less purchasing power. While the inflation rate has been relatively low in recent years, it continues to have an adverse effect on Southern Company because of the large investment in utility plant with long economic lives. Conventional accounting for historical cost does not recognize this economic loss nor the partially offsetting gain that arises through

Southern Company and Subsidiary Companies 2001 Annual Report


financing facilities with fixed-money obligations such as long-term debt and preferred securities. Any recognition of inflation by regulatory authorities is reflected in the rate of return allowed.

Future Earnings Potential

General

The results of continuing operations for the past three years are not necessarily indicative of future earnings potential. The level of Southern Company's future earnings depends on numerous factors. The two major factors are the ability of the operating companies to achieve energy sales growth while containing cost in a more competitive environment and the profitability of the new competitive market-based wholesale generating facilities being added.

   Future earnings for the electricity business in the near term will depend upon growth in energy sales, which is subject to a number of factors. These factors include weather, competition, new short and long-term contracts with neighboring utilities, energy conservation practiced by customers, the elasticity of demand, and the rate of economic growth in the service area.

   The operating companies operate as vertically integrated companies providing electricity to customers within the service area of the southeastern United States. Prices for electricity provided to retail customers are set by state public service commissions under cost-based regulatory principles. Retail rates and earnings are reviewed and adjusted periodically within certain limitations based on earned return on equity. See Note 3 to the financial statements for additional information about these and other regulatory matters.

   In accordance with Financial Accounting Standards Board (FASB) Statement No. 87, Employers' Accounting for Pensions, Southern Company recorded non-cash income of approximately $124 million in 2001. Future pension income is dependent on several factors including trust earnings and changes to the plan. For the operating companies, pension income is a component of the regulated rates and does not have a significant effect on net income. For more information, see Note 2 to the financial statements.

   Southern Company currently receives tax benefits related to investments in alternative fuel partnerships and leveraged lease agreements for energy generation, distribution, and transportation assets that contribute significantly to the economic results for these projects. Changes in Internal Revenue Service interpretations of existing regulations or challenges to the company's positions could result in reduced availability or changes in the timing of such tax benefits. The net income impact of these investments totaled $52 million, $28 million, and $11 million in 2001, 2000, and 1999, respectively. See Note 1 to the financial statements under "Leveraged Leases" and Note 6 for additional information and related income taxes.

   Southern Company is involved in various matters being litigated. See Note 3 to the financial statements for information regarding material issues that could possibly affect future earnings.

   Compliance costs related to current and future environmental laws and regulations could affect earnings if such costs are not fully recovered. The Clean Air Act and other important environmental items are discussed later under "Environmental Matters."

Industry Restructuring

The electric utility industry in the United States is continuing to evolve as a result of regulatory and competitive factors. Among the primary agents of change has been the Energy Policy Act of 1992 (Energy Act). The Energy Act allows independent power producers (IPPs) to access a utility's transmission network in order to sell electricity to other utilities. This enhances the incentive for IPPs to build cogeneration plants for a utility's large industrial and commercial customers and sell energy generation to other utilities. Also, electricity sales for resale rates are affected by wholesale transmission access and numerous potential new energy suppliers, including power marketers and brokers.

   Although the Energy Act does not permit retail customer access, it has been a major catalyst for recent restructuring and consolidations taking place within the utility industry. Numerous federal and state initiatives are in varying stages that promote wholesale and retail competition. Among other things, these initiatives allow customers to choose their electricity provider. Some states have approved initiatives that result in a separation of the ownership and/or operation of generating facilities from the ownership and/or operation of transmission and distribution facilities. While various restructuring and competition initiatives have been discussed in Alabama, Florida, Georgia, and Mississippi, none have been enacted. Enactment would require numerous issues to be resolved, including significant ones relating to recovery of any stranded investments, full cost recovery of energy produced, and other issues related to the energy crisis that occurred in California. As a result of that crisis, many states have either discontinued or delayed implementation of initiatives involving retail deregulation.

Southern Company and Subsidiary Companies 2001 Annual Report


   Continuing to be a low-cost producer could provide opportunities to increase market share and profitability in markets that evolve with changing regulation. Conversely, if Southern Company's electric utilities do not remain low-cost producers and provide quality service, then energy sales growth could be limited, and this could significantly erode earnings.

   To adapt to a less regulated, more competitive environment, Southern Company continues to evaluate and consider a wide array of potential business strategies. These strategies may include business combinations, acquisitions involving other utility or non-utility businesses or properties, internal restructuring, disposition of certain assets, or some combination thereof. Furthermore, Southern Company may engage in new business ventures that arise from competitive and regulatory changes in the utility industry. Pursuit of any of the above strategies, or any combination thereof, may significantly affect the business operations and financial condition of Southern Company.

   The Energy Act amended the Public Utility Holding Company Act of 1935 (PUHCA) to allow holding companies to form exempt wholesale generators and foreign utilities to sell power largely free from regulation under PUHCA. These entities are able to own and operate power generating facilities and sell power to affiliates -- under certain restrictions.

   Southern Company is working to maintain and expand its share of wholesale energy sales in the Southeastern power markets. In January 2001, Southern Company formed a new subsidiary -- Southern Power Company. This subsidiary constructs, owns, and manages wholesale generating assets in the Southeast. Southern Power will be the primary growth engine for Southern Company's competitive wholesale market-based energy business. By the end of 2003, Southern Power plans to have approximately 4,700 megawatts of generating capacity in commercial operation. At December 31, 2001, 800 megawatts are in commercial operation and some 3,900 megawatts of capacity are under construction.

   In December 1999, the Federal Energy Regulatory Commission (FERC) issued its final rule on Regional Transmission Organizations (RTOs). The order encouraged utilities owning transmission systems to form RTOs on a voluntary basis. Southern Company has submitted a series of status reports informing the FERC of progress toward the development of a Southeastern RTO. In these status reports, Southern Company explained that it is developing a for-profit RTO known as SeTrans with a number of non-jurisdictional cooperative and public power entities. Recently, Entergy Corporation and Cleco Power joined the SeTrans development process. In January 2002, the sponsors of SeTrans held a public meeting to form a Stakeholder Advisory Committee, which will participate in the development of the RTO. Southern Company continues to work with the other sponsors to develop the SeTrans RTO. The creation of SeTrans is not expected to have a material impact on Southern Company's financial statements. The outcome of this matter cannot now be determined.

Accounting Policies

Critical Policy

Southern Company's significant accounting policies are described in Note 1 to the financial statements. The company's most critical accounting policy involves rate regulation. The operating companies are subject to the provisions of FASB Statement No. 71, Accounting for the Effects of Certain Types of Regulation. In the event that a portion of a company's operations is no longer subject to these provisions, the company would be required to write off related regulatory assets and liabilities that are not specifically recoverable and determine if any other assets have been impaired. See Note 1 to the financial statements under "Regulatory Assets and Liabilities" for additional information.

New Accounting Standards

Effective January 2001, Southern Company adopted FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Statement No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement requires that certain derivative instruments be recorded in the balance sheet as either an asset or liability measured at fair value and that changes in the fair value be recognized currently in earnings unless specific hedge accounting criteria are met. See Note 1 to the financial statements under "Financial Instruments" for additional information. The impact on net income in 2001 was not material. An additional interpretation of Statement No. 133 will result in a change -- effective April 1, 2002 -- in accounting for certain contracts related to fuel supplies that contain quantity options. These contracts will be accounted for as derivatives and marked to market. However, due to the existence of specific

Southern Company and Subsidiary Companies 2001 Annual Report


cost-based fuel recovery clauses for the operating companies, this change is not expected to have a material impact on net income.

   In June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets, which establishes new accounting and reporting standards for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion No. 17. Statement No. 142 addresses how intangible assets that are acquired individually or with a group of other assets -- but not those acquired in a business combination -- should be accounted for upon acquisition and on an ongoing basis. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, which are no longer limited to 40 years. Southern Company adopted Statement No. 142 in January 2002 with no material impact on the financial statements.

   Also in June 2001, the FASB issued Statement No. 143, Asset Retirement Obligations, which establishes new accounting and reporting standards for legal obligations associated with retiring assets, including decommissioning of nuclear plants. The liability for an asset's future retirement must be recorded in the period in which the liability is incurred. The cost must be capitalized as part of the related long-lived asset and depreciated over the asset's useful life. Changes in the liability resulting from the passage of time will be recognized as operating expenses. Statement No. 143 must be adopted by January 1, 2003. Southern Company has not yet quantified the impact of adopting Statement No. 143 on its financial statements.

FINANCIAL CONDITION
------------------

Overview

Southern Company's financial condition continues to remain strong. In 2001, most of the operating companies' earnings were at the high end of their respective allowed range of return on equity. Also, earnings from new business activities made a solid contribution. These factors drove consolidated net income from continuing operations to a record $1.12 billion in 2001. The quarterly dividend declared in January 2002 was 331/2 cents per share, or $1.34 on an annual basis. Southern Company is committed to a goal of increasing the dividend over time consistent with growth in earnings. Southern Company's target is to grow earnings per share at an average annual rate of 5 percent or more. The dividend payout ratio goal is 75 percent.

   Gross property additions to utility plant from continuing operations were $2.6 billion in 2001. The majority of funds needed for gross property additions since 1998 has been provided from operating activities. The Consolidated Statements of Cash Flows provide additional details.

Off-Balance Sheet Financing Arrangements

At December 31, 2001, Southern Company utilized two separate financing arrangements that are not required to be recorded on the balance sheet. In May 2001, Mississippi Power began the initial 10-year term of an operating lease agreement signed in 1999 with Escatawpa Funding, Limited Partnership, a special purpose entity, to use a combined-cycle generating facility located at Mississippi Power's Plant Daniel. The facility cost approximately $370 million. The lease provides for a residual value guarantee -- approximately 71 percent of the completion cost -- by Mississippi Power that is due upon termination of the lease in certain circumstances. See Note 9 to the financial statements under "Operating Leases" for additional information regarding this lease.

   Southern Power in 2001 entered into a financial arrangement with Westdeutsche Landesbank Girozentrale (WestLB) that is in effect until September 2002. Under this agreement, Southern Power may assign up to $125 million in vendor contracts for equipment to WestLB. For accounting purposes, WestLB is the owner of the contracts. Southern Power acts as an agent for WestLB and instructs WestLB when to make payments to the vendors. At December 31, 2001, approximately $47 million of such vendor equipment contracts had been assigned to WestLB. Southern Power currently anticipates terminating this arrangement and reacquiring these assets in the first quarter of 2002.

Credit Rating Risk

Southern Company and its subsidiaries do not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are contracts that could require collateral -- but not accelerated payment -- in the event of a credit rating change to below investment grade. These contracts are primarily for physical electricity sales, fixed-price physical gas purchases, and agreements covering interest rate swaps and currency swaps. At December 31, 2001, the maximum potential collateral requirements under the electricity sale contracts were approximately $230 million. Generally, collateral may be provided for by a Southern Company guaranty, a letter of credit, or cash. At December 31, 2001, there were no

Southern Company and Subsidiary Companies 2001 Annual Report


material collateral requirements for the gas purchase contracts or other financial instrument agreements.

Market Price Risk

Southern Company is exposed to market risks, including changes in interest rates, currency exchange rates, and certain commodity prices. To manage the volatility attributable to these exposures, the company nets the exposures to take advantage of natural offsets and enters into various derivative transactions for the remaining exposures pursuant to the company's policies in areas such as counterparty exposure and hedging practices. Company policy is that derivatives are to be used primarily for hedging purposes. Derivative positions are monitored using techniques that include market valuation and sensitivity analysis.

   The company's market risk exposures relative to interest rate changes have not changed materially compared with the previous reporting period. In addition, the company is not aware of any facts or circumstances that would significantly affect such exposures in the near term.

   If the company sustained a 100 basis point change in interest rates for all variable rate long-term debt, the change would affect annualized interest expense by approximately $22 million at December 31, 2001. Based on the company's overall interest rate exposure at December 31, 2001, including derivative and other interest rate sensitive instruments, a near-term 100 basis point change in interest rates would not materially affect the consolidated financial statements.

   Due to cost-based rate regulations, the operating companies have limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to movements in electricity prices for the operating companies, they and Southern Power enter into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market and to a lesser extent similar contracts for gas purchases. Also, some of the operating companies have implemented fuel-hedging programs at the instruction of their respective public service commissions. Realized gains and losses are recognized in the income statement as incurred. At December 31, 2001, exposure from these activities was not material to the consolidated financial statements. Fair value of changes in energy trading contracts and year-end valuations are as follows:

                                       Changes During the Year
---------------------------------------------------------------
                                                    Fair Value
---------------------------------------------------------------
                                                  (in millions)
Contracts beginning of year                           $ 1.7
Contracts realized or settled                          (1.4)
New contracts                                             -
Changes in valuation techniques                           -
Current period changes                                  1.0
--------------------------------------------------------------
Contracts end of year                                 $ 1.3
==============================================================

                           Source of Year-End Valuation Prices
--------------------------------------------------------------
                                               Maturity
                             Total        -------------------
                          Fair Value      Year 1     1-3 Years
--------------------------------------------------------------
                                      (in millions)
Actively quoted             $(3.8)       $(5.1)        $1.3
External sources              5.1          5.1            -
Models and other
   methods                      -            -            -
--------------------------------------------------------------
Contracts end of year       $ 1.3        $   -         $1.3
==============================================================

   For additional information, see Note 1 to the financial statements under "Financial Instruments."

Capital Structure

During 2001, the operating companies issued $1.2 billion of senior notes. The majority of these proceeds was used to retire long-term debt. The companies continued to reduce financing costs by retiring higher-cost securities. Retirements of bonds and senior notes, including maturities, totaled $1.2 billion in 2001, $298 million during 2000, and $1.2 billion during 1999.

   Southern Company issued through the company's stock plans 17 million treasury shares of common stock in 2001. Proceeds were $395 million and were primarily used to reduce short-term debt. At December 31, 2001, approximately 2 million treasury shares remain unissued.

   At the close of 2001, the company's common stock market value was $25.35 per share, compared with book value of $11.44 per share. The market-to-book value ratio was 222 percent at the end of 2001, compared with 212 percent at year-end 2000.

Southern Company and Subsidiary Companies 2001 Annual Report


Capital Requirements for Construction

The construction program of Southern Company is budgeted at $2.8 billion for 2002, $2.1 billion for 2003, and $2.3 billion for 2004. Actual construction costs may vary from this estimate because of changes in such factors as: business conditions; environmental regulations; nuclear plant regulations; load projections; the cost and efficiency of construction labor, equipment, and materials; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered.

   Southern Company has approximately 4,500 megawatts of new generating capacity scheduled to be placed in service by 2003. Approximately 3,900 megawatts of additional new capacity will be dedicated to the wholesale market and owned by Southern Power. Significant construction of transmission and distribution facilities and upgrading of generating plants will be continuing.

Other Capital Requirements

In addition to the funds needed for the construction program, approximately $2.4 billion will be required by the end of 2004 for present improvement fund requirements and maturities of long-term debt. Also, the subsidiaries will continue to retire higher-cost debt and preferred stock and replace these obligations with lower-cost capital if market conditions permit.

   These capital requirements, lease obligations, and purchase commitments -- discussed in Notes 8 and 9 to the financial statements -- are as follows:

                                    2002      2003      2004
--------------------------------------------------------------
                                          (in millions)
Bonds -
   First mortgage                 $    7    $    -     $    -
   Pollution control                   8         -          -
Notes                                410     1,072        890
Leases -
   Capital                             4         4          4
   Operating                          74        71         70
Purchase commitments -
   Fuel                            2,399     2,185      1,541
   Purchased power                    97       100         95
--------------------------------------------------------------

   At the beginning of 2002, Southern Company had used $293 million of its available credit arrangements. Credit arrangements are as follows:

                                           Expires
                                  ----------------------------
   Total         Unused           2002         2003 & Beyond
--------------------------------------------------------------
                           (in millions)
  $5,423         $5,130         $3,658                $1,472
--------------------------------------------------------------

Environmental Matters

On November 3, 1999, the Environmental Protection Agency (EPA) brought a civil action in the U.S. District Court in Georgia against Alabama Power, Georgia Power, and the system service company. The complaint alleges violations of the New Source Review provisions of the Clean Air Act with respect to five coal-fired generating facilities in Alabama and Georgia. The civil action requests penalties and injunctive relief, including an order requiring the installation of the best available control technology at the affected units. The EPA concurrently issued to the operating companies a notice of violation related to 10 generating facilities, which includes the five facilities mentioned previously. In early 2000, the EPA filed a motion to amend its complaint to add the violations alleged in its notice of violation and to add Gulf Power, Mississippi Power, and Savannah Electric as defendants. The complaint and notice of violation are similar to those brought against and issued to several other electric utilities. These complaints and notices of violation allege that the utilities failed to secure necessary permits or install additional pollution control equipment when performing maintenance and construction at coal burning-plants constructed or under construction prior to 1978. The U.S. District Court in Georgia granted Alabama Power's motion to dismiss for lack of jurisdiction in Georgia and granted the system service company's motion to dismiss on the grounds that it neither owned nor operated the generating units involved in the proceedings. The court granted the EPA's motion to add Savannah Electric as a defendant, but it denied the motion to add Gulf Power and Mississippi Power based on lack of jurisdiction over those companies. The court directed the EPA to refile its amended complaint limiting claims to those brought against Georgia Power and Savannah Electric. The EPA refiled those claims as directed by the court. Also, the EPA refiled its claims against Alabama Power in U.S.

Southern Company and Subsidiary Companies 2001 Annual Report


District Court in Alabama. It has not refiled against Gulf Power, Mississippi Power, or the system service company. The Alabama Power, Georgia Power, and Savannah Electric cases have been stayed since the spring of 2001, pending a ruling by the U.S. Court of Appeals for the Eleventh Circuit in the appeal of a very similar New Source Review enforcement action against the Tennessee Valley Authority (TVA). The TVA case involves many of the same legal issues raised by the actions against Alabama Power, Georgia Power, and Savannah Electric. Because the outcome of the TVA case could have a significant adverse impact on Alabama Power and Georgia Power, both companies are parties to that case as well. The U.S. District Court in Alabama has indicated that it will revisit the issue of a continued stay in April 2002. The U.S. District Court in Georgia is currently considering a motion by the EPA to reopen the Georgia case. Georgia Power and Savannah Electric have opposed that motion.

   Southern Company believes that its operating companies complied with applicable laws and the EPA's regulations and interpretations in effect at the time the work in question took place. The Clean Air Act authorizes civil penalties of up to $27,500 per day per violation at each generating unit. Prior to January 30, 1997, the penalty was $25,000 per day. An adverse outcome in any one of these cases could require substantial capital expenditures that cannot be determined at this time and could possibly require payment of substantial penalties. This could affect future results of operations, cash flows, and possibly financial condition if such costs are not recovered through regulated rates.

   In November 1990, the Clean Air Act Amendments of 1990 (Clean Air Act) were signed into law. Title IV of the Clean Air Act -- the acid rain compliance provision of the law -- significantly affected Southern Company. Reductions in sulfur dioxide and nitrogen oxide emissions from fossil-fired generating plants were required in two phases. Phase I compliance began in 1995. Southern Company achieved Phase I compliance at its affected plants by primarily switching to low-sulfur coal and with some equipment upgrades. Construction expenditures for Phase I nitrogen oxide and sulfur dioxide emissions compliance totaled approximately $300 million. Phase II sulfur dioxide compliance was required in 2000. Southern Company used emission allowances and fuel switching to comply with Phase II requirements. Also, equipment to control nitrogen oxide emissions was installed on additional system fossil-fired units as necessary to meet Phase II limits and ozone non-attainment requirements for metropolitan Atlanta through 2000. Compliance for Phase II and initial ozone non-attainment requirements increased total construction expenditures through 2000 by approximately $100 million.

   Respective state plans to address the one-hour ozone non-attainment standards for the Atlanta and Birmingham areas have been established and must be implemented in May 2003. Seven generating plants in the Atlanta area and two plants in the Birmingham area will be affected. Construction expenditures for compliance with these new rules are currently estimated at approximately $940 million, of which $520 million remains to be spent.

   A significant portion of costs related to the acid rain and ozone non-attainment provisions of the Clean Air Act is expected to be recovered through existing ratemaking provisions. However, there can be no assurance that all Clean Air Act costs will be recovered.

   In July 1997, the EPA revised the national ambient air quality standards for ozone and particulate matter. This revision made the standards significantly more stringent. In the subsequent litigation of these standards, the U.S. Supreme Court found the EPA's implementation program for the new ozone standard unlawful and remanded it to the EPA. In addition, the Federal District of Columbia Circuit Court of Appeals is considering other legal challenges to these standards. A court decision is expected in the spring of 2002. If the standards are eventually upheld, implementation could be required by 2007 to 2010.

   In September 1998, the EPA issued regional nitrogen oxide reduction rules to the states for implementation. The final rule affects 21 states, including Alabama and Georgia. Compliance is required by May 31, 2004, for most states, including Alabama. For Georgia, further rulemaking was required, and proposed compliance was delayed until May 1, 2005. Additional construction expenditures for compliance with these new rules are currently estimated at approximately $190 million.

   In December 2000, having completed its utility studies for mercury and other hazardous air pollutants (HAPS), the EPA issued a determination that an emission control program for mercury and, perhaps, other HAPS is warranted. The program is being developed under the Maximum Achievable Control Technology provisions of the Clean Air Act, and the regulations are scheduled to be finalized by the end of 2004 with implementation to take place around 2007. In January 2001, the EPA

Southern Company and Subsidiary Companies 2001 Annual Report


proposed guidance for the determination of Best Available Retrofit Technology
(BART) emission controls under the Regional Haze Regulations. Installation of BART controls is expected to take place around 2010. Litigation of the Regional Haze Regulations, including the BART provisions, is ongoing in the Federal District of Columbia Circuit Court of Appeals. A court decision is expected in mid-2002.

   Implementation of the final state rules for these initiatives could require substantial further reductions in nitrogen oxide and sulfur dioxide and reductions in mercury and other HAPS emissions from fossil-fired generating facilities and other industries in these states. Additional compliance costs and capital expenditures resulting from the implementation of these rules and standards cannot be determined until the results of legal challenges are known, and the states have adopted their final rules.

   In October 1997, the EPA issued regulations setting forth requirements for Compliance Assurance Monitoring in its state and federal operating permit programs. These regulations were amended by the EPA in March 2001 in response to a court order resolving challenges to the rules brought by environmental groups and the utility industry. Generally, this rule affects the operation and maintenance of electrostatic precipitators and could involve significant additional ongoing expense.

   The EPA and state environmental regulatory agencies are reviewing and evaluating various other matters including: control strategies to reduce regional haze; limits on pollutant discharges to impaired waters; cooling water intake restrictions; and hazardous waste disposal requirements. The impact of any new standards will depend on the development and implementation of applicable regulations.

   Southern Company must comply with other environmental laws and regulations that cover the handling and disposal of hazardous waste. Under these various laws and regulations, the subsidiaries could incur substantial costs to clean up properties. The subsidiaries conduct studies to determine the extent of any required cleanup and have recognized in their respective financial statements costs to clean up known sites. These costs for Southern Company amounted to $1 million in 2001 and $4 million in both 2000 and 1999. Additional sites may require environmental remediation for which the subsidiaries may be liable for a portion or all required cleanup costs. See Note 3 to the financial statements for information regarding Georgia Power's potentially responsible party status at sites in Georgia.

   Several major pieces of environmental legislation are periodically considered for reauthorization or amendment by Congress. These include: the Clean Air Act; the Clean Water Act; the Comprehensive Environmental Response, Compensation, and Liability Act; the Resource Conservation and Recovery Act; the Toxic Substances Control Act; and the Endangered Species Act. Changes to these laws could affect many areas of Southern Company's operations. The full impact of any such changes cannot be determined at this time.

   Compliance with possible additional legislation related to global climate change, electromagnetic fields, and other environmental and health concerns could significantly affect Southern Company. The impact of new legislation -- if any -- will depend on the subsequent development and implementation of applicable regulations. In addition, the potential exists for liability as the result of lawsuits alleging damages caused by electromagnetic fields.

Sources of Capital

The amount and timing of additional equity capital to be raised in 2002 -- as well as in subsequent years -- will be contingent on Southern Company's investment opportunities. Equity capital can be provided from any combination of public offerings, private placements, or the company's stock plans.

   The operating companies plan to obtain the funds required for construction and other purposes from sources similar to those used in the past, which were primarily from internal sources. However, the type and timing of any financings -- if needed -- will depend on market conditions and regulatory approval. In recent years, financings primarily have utilized unsecured debt and trust preferred securities.

   Southern Power will use both external funds and equity capital from Southern Company to finance its construction program.

   To meet short-term cash needs and contingencies, Southern Company had at the beginning of 2002 approximately $354 million of cash and cash equivalents and $5.1 billion of unused credit arrangements with banks.

Southern Company and Subsidiary Companies 2001 Annual Report


Cautionary Statement Regarding
Forward-Looking Information

Southern Company's 2001 Annual Report includes forward-looking statements in addition to historical information. Forward-looking information includes, among other things, statements concerning the strategic goals for Southern Company's new wholesale business and also Southern Company's goals for dividend payout ratio, earnings per share, and earnings growth. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "should," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential," or "continue" or the negative of these terms or other comparable terminology. Southern Company cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include the impact of recent and future federal and state regulatory change, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry, and also changes in environmental and other laws and regulations to which Southern Company and its subsidiaries are subject, as well as changes in application of existing laws and regulations; current and future litigation, including the pending EPA civil action against certain Southern Company subsidiaries and the race discrimination litigation against certain Southern Company subsidiaries; the effects, extent, and timing of the entry of additional competition in the markets in which Southern Company's subsidiaries operate; the impact of fluctuations in commodity prices, interest rates, and customer demand; state and federal rate regulations; political, legal, and economic conditions and developments in the United States; the performance of projects undertaken by the non-traditional business and the success of efforts to invest in and develop new opportunities; internal restructuring or other restructuring options that may be pursued; potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or beneficial to Southern Company or its subsidiaries; the effects of, and changes in, economic conditions in the areas in which Southern Company's subsidiaries operate; the direct or indirect effects on Southern Company's business resulting from the terrorist incidents on September 11, 2001, or any similar such incidents or responses to such incidents; financial market conditions and the results of financing efforts; the timing and acceptance of Southern Company's new product and service offerings; the ability of Southern Company to obtain additional generating capacity at competitive prices; weather and other natural phenomena; and other factors discussed elsewhere herein and in other reports (including the Form 10-K) filed from time to time by Southern Company with the Securities and Exchange Commission.

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2001, 2000, and 1999
Southern Company and Subsidiary Companies 2001 Annual Report

------------------------------------------------------------------------------------------------------------------------------
                                                                                 2001                 2000              1999
------------------------------------------------------------------------------------------------------------------------------
                                                                                                (in millions)
Operating Revenues:
Retail sales                                                                 $  8,440             $  8,600            $8,090
Sales for resale                                                                1,174                  977               823
Other revenues                                                                    541                  489               404
------------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                       10,155               10,066             9,317
------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
Fuel                                                                            2,577                2,564             2,328
Purchased power                                                                   718                  677               409
Other operations                                                                1,852                1,861             1,838
Maintenance                                                                       909                  852               829
Depreciation and amortization                                                   1,173                1,171             1,139
Taxes other than income taxes                                                     535                  536               523
------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                        7,764                7,661             7,066
------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                2,391                2,405             2,251
Other Income:
Interest income                                                                    27                   29                30
Other, net                                                                          3                  (21)              (45)
------------------------------------------------------------------------------------------------------------------------------
Earnings From Continuing Operations
  Before Interest and Income Taxes                                              2,421                2,413             2,236
------------------------------------------------------------------------------------------------------------------------------
Interest and Other:
Interest expense, net                                                             557                  643               527
Distributions on capital and preferred securities of subsidiaries                 169                  169               175
Preferred dividends of subsidiaries                                                18                   19                20
------------------------------------------------------------------------------------------------------------------------------
Total interest and other                                                          744                  831               722
------------------------------------------------------------------------------------------------------------------------------
Earnings From Continuing Operations Before Income Taxes                         1,677                1,582             1,514
Income taxes                                                                      558                  588               599
------------------------------------------------------------------------------------------------------------------------------
Earnings From Continuing Operations Before
  Cumulative Effect of Accounting Change                                        1,119                  994               915
Cumulative effect of accounting change --
  less income taxes of less than $1                                                 1                    -                 -
------------------------------------------------------------------------------------------------------------------------------
Earnings From Continuing Operations                                             1,120                  994               915
Earnings from discontinued operations,
  net of income taxes of $93, $86, and $127
  for 2001, 2000, and 1999, respectively                                          142                  319               361
------------------------------------------------------------------------------------------------------------------------------
Consolidated Net Income                                                      $  1,262             $  1,313            $1,276
==============================================================================================================================
Common Stock Data:
Earnings per share from continuing operations -
  Basic                                                                         $1.62                $1.52             $1.33
  Diluted                                                                        1.61                 1.52              1.33
Earnings per share including discontinued operations -
  Basic                                                                         $1.83                $2.01             $1.86
  Diluted                                                                        1.82                 2.01              1.86
------------------------------------------------------------------------------------------------------------------------------
Average number of shares of common stock outstanding - (in millions)
  Basic                                                                           689                  653               685
  Diluted                                                                         694                  654               686
------------------------------------------------------------------------------------------------------------------------------
Cash dividends paid per share of common stock                                   $1.34                $1.34             $1.34
------------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2001, 2000, and 1999
Southern Company and Subsidiary Companies 2001 Annual Report

------------------------------------------------------------------------------------------------------------------------------
                                                                                 2001                 2000              1999
------------------------------------------------------------------------------------------------------------------------------
                                                                                                (in millions)
Operating Activities:
Consolidated net income                                                       $ 1,262              $ 1,313           $ 1,276
Adjustments to reconcile consolidated net income
   to net cash provided from operating activities --
      Less income from discontinued operations                                    142                  319               361
      Depreciation and amortization                                             1,358                1,337             1,216
      Deferred income taxes and investment tax credits                            (22)                  97                10
      Other, net                                                                 (192)                  18               118
      Changes in certain current assets and liabilities --
           Receivables, net                                                       344                 (379)             (141)
           Fossil fuel stock                                                     (199)                  78               (41)
           Materials and supplies                                                 (43)                 (15)              (37)
           Accounts payable                                                       (51)                 180               (65)
           Other                                                                   69                   66               244
------------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities of continuing operations            2,384                2,376             2,219
------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                       (2,617)              (2,225)           (1,881)
Other                                                                            (119)                 (81)             (362)
------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities of continuing operations                (2,736)              (2,306)           (2,243)
------------------------------------------------------------------------------------------------------------------------------
Financing Activities:
Increase (decrease) in notes payable, net                                         223                 (275)              831
Proceeds --
   Long-term senior notes                                                       1,242                  650               840
   Other long-term debt                                                           757                   93               629
   Capital and preferred securities                                                30                    -               250
   Common stock                                                                   395                  910                24
Redemptions --
   First mortgage bonds                                                          (616)                (211)             (890)
   Other long-term debt                                                          (569)                (204)             (483)
   Capital and preferred securities                                                 -                    -              (100)
   Preferred stock                                                                  -                    -               (86)
   Common stock repurchased                                                         -                 (415)             (862)
Payment of common stock dividends                                                (922)                (873)             (921)
Other                                                                             (33)                 (54)              (50)
------------------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for)
  financing activities of continuing operations                                   507                 (379)             (818)
------------------------------------------------------------------------------------------------------------------------------
Cash provided from (used for) discontinued operations                               -                  354               684
------------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                              155                   45              (158)
Cash and Cash Equivalents at Beginning of Year                                    199                  154               312
------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                      $   354              $   199           $   154
==============================================================================================================================
Supplemental Cash Flow Information
  From Continuing Operations:
Cash paid during the year for --
   Interest (net of amount capitalized)                                          $624                 $802              $684
   Income taxes                                                                  $721                 $666              $656
------------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
At December 31, 2001 and 2000
Southern Company and Subsidiary Companies 2001 Annual Report

-------------------------------------------------------------------------------------------------------------------
Assets                                                                               2001                    2000
-------------------------------------------------------------------------------------------------------------------
                                                                                            (in millions)
Current Assets:
Cash and cash equivalents                                                         $   354                 $   199
Special deposits                                                                       23                       6
Receivables, less accumulated provisions for uncollectible accounts
   of $24 in 2001 and $22 in 2000                                                   1,132                   1,312
Under recovered retail fuel clause revenue                                            280                     418
Fossil fuel stock, at average cost                                                    394                     195
Materials and supplies, at average cost                                               550                     507
Other                                                                                 223                     188
-------------------------------------------------------------------------------------------------------------------
Total current assets                                                                2,956                   2,825
-------------------------------------------------------------------------------------------------------------------
Property, Plant, and Equipment:
In service                                                                         35,813                  34,188
Less accumulated depreciation                                                      15,020                  14,350
-------------------------------------------------------------------------------------------------------------------
                                                                                   20,793                  19,838
Nuclear fuel, at amortized cost                                                       202                     215
Construction work in progress                                                       2,089                   1,569
-------------------------------------------------------------------------------------------------------------------
Total property, plant, and equipment                                               23,084                  21,622
-------------------------------------------------------------------------------------------------------------------
Other Property and Investments:
Nuclear decommissioning trusts, at fair value                                         682                     690
Net assets of discontinued operations                                                   -                   3,320
Leveraged leases                                                                      655                     596
Other                                                                                 193                     161
-------------------------------------------------------------------------------------------------------------------
Total other property and investments                                                1,530                   4,767
-------------------------------------------------------------------------------------------------------------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                                              924                     957
Prepaid pension costs                                                                 547                     398
Debt expense, being amortized                                                         103                      99
Premium on reacquired debt, being amortized                                           280                     280
Other                                                                                 400                     312
-------------------------------------------------------------------------------------------------------------------
Total deferred charges and other assets                                             2,254                   2,046
-------------------------------------------------------------------------------------------------------------------
Total Assets                                                                      $29,824                 $31,260
===================================================================================================================
The accompanying notes are an integral part of these balance sheets.

CONSOLIDATED BALANCE SHEETS (continued)
At December 31, 2001 and 2000
Southern Company and Subsidiary Companies 2001 Annual Report

-----------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity                                               2001                    2000
-----------------------------------------------------------------------------------------------------------------
                                                                                           (in millions)
Current Liabilities:
Securities due within one year                                                  $   429                 $    67
Notes payable                                                                     1,902                   1,680
Accounts payable                                                                    847                     869
Customer deposits                                                                   153                     140
Taxes accrued --
   Income taxes                                                                     160                      88
   Other                                                                            193                     208
Interest accrued                                                                    118                     121
Vacation pay accrued                                                                125                     119
Other                                                                               445                     426
-----------------------------------------------------------------------------------------------------------------
Total current liabilities                                                         4,372                   3,718
-----------------------------------------------------------------------------------------------------------------
Long-term debt (See accompanying statements)                                      8,297                   7,843
-----------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                                 4,088                   4,074
Deferred credits related to income taxes                                            500                     551
Accumulated deferred investment tax credits                                         634                     664
Employee benefits provisions                                                        450                     401
Prepaid capacity revenues                                                            41                      58
Other                                                                               814                     647
----------------------------------------------------------------------------------------------------------------
Total deferred credits and other liabilities                                      6,527                   6,395
----------------------------------------------------------------------------------------------------------------
Company or subsidiary obligated mandatorily redeemable
   capital and preferred securities (See accompanying statements)                 2,276                   2,246
----------------------------------------------------------------------------------------------------------------
Cumulative preferred stock of subsidiaries (See accompanying statements)            368                     368
----------------------------------------------------------------------------------------------------------------
Common stockholders' equity (See accompanying statements)                         7,984                  10,690
----------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                      $29,824                 $31,260
================================================================================================================
Commitments and Contingent Matters (Notes 1, 2, 3, 5, 8, 9, and 10)
----------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these balance sheets.


CONSOLIDATED SATEEMENTS OF CAPITALIZATION
At December 31, 2001 and 2000
Southern Company and Subsidiary Companies 2001 Annual Report

----------------------------------------------------------------------------------------------------------------------------
                                                                 2001             2000              2001              2000
----------------------------------------------------------------------------------------------------------------------------
                                                                     (in millions)                    (percent of total)
Long-Term Debt of Subsidiaries:
First mortgage bonds --
   Maturity                        Interest Rates
   --------                        --------------
   2003                            6.13% to 6.63%             $     -          $   325
   2004                            6.60%                            -               35
   2005                            6.07%                            2               10
   2006                            6.50% to 6.90%                  45               45
   2007 through 2011               6.88%                            -               50
   2021 through 2025               6.88% to 9.00%                 437              635
   2026 through 2030               6.88%                           30               30
----------------------------------------------------------------------------------------------------------------------------
Total first mortgage bonds                                        514            1,130
----------------------------------------------------------------------------------------------------------------------------
Long-term senior notes payable --
   4.69% to 9.75% due 2002-2005                                 1,834              766
   5.38% to 8.58% due 2006-2009                                   595              744
   6.10% to 7.63% due 2010-2017                                   305              170
   6.38% to 8.12% due 2018-2038                                   788              793
   6.63% to 7.13% due 2039-2048                                 1,029            1,029
   Adjustable rates (1.98% to 3.44% at 1/1/02)
      due 2002-2005                                             1,078              734
----------------------------------------------------------------------------------------------------------------------------
Total long-term senior notes payable                            5,629            4,236
----------------------------------------------------------------------------------------------------------------------------
Other long-term debt --
   Pollution control revenue bonds --
      Collateralized:
         5.00% to 6.75% due 2005-2026                             168              539
         Variable rates (1.61% to 1.95% at 1/1/02)
           due 2015-2025                                           90               90
      Non-collateralized:
         4.20% to 6.75% due 2015-2034                             726              406
         Variable rates (1.75% to 2.05% at 1/1/02)
           due 2011-2037                                        1,566            1,475
----------------------------------------------------------------------------------------------------------------------------
Total other long-term debt                                      2,550            2,510
----------------------------------------------------------------------------------------------------------------------------
Capitalized lease obligations                                      92               95
----------------------------------------------------------------------------------------------------------------------------
Unamortized debt (discount), net                                  (59)             (61)
----------------------------------------------------------------------------------------------------------------------------
Total long-term debt (annual interest
   requirement -- $443 million)                                 8,726            7,910
Less amount due within one year                                   429               67
----------------------------------------------------------------------------------------------------------------------------
Long-term debt excluding amount due within one year             8,297            7,843              43.9%             37.1%
----------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CAPITALIZATION (continued)
At December 31, 2001 and 2000
Southern Company and Subsidiary Companies 2001 Annual Report

---------------------------------------------------------------------------------------------------------------------------
                                                                2001             2000              2001              2000
---------------------------------------------------------------------------------------------------------------------------
                                                                    (in millions)                    (percent of total)
Company or Subsidiary Obligated Mandatorily
   Redeemable Capital and Preferred Securities:
$25 liquidation value --
   6.85% to 7.00%                                                435              435
   7.13% to 7.38%                                                327              297
   7.60% to 7.63%                                                415              415
   7.75%                                                         649              649
   8.14% to 8.19%                                                400              400
   Auction rate (3.60% at 1/1/02)                                 50               50
---------------------------------------------------------------------------------------------------------------------------
Total company or subsidiary obligated mandatorily
   redeemable capital and preferred securities (annual
   distribution requirement -- $170 million)                   2,276            2,246              12.0              10.6
---------------------------------------------------------------------------------------------------------------------------
Cumulative Preferred Stock of Subsidiaries:
$100 par or stated value --
   4.20% to 7.00%                                                 98               98
$25 par or stated value --
   5.20% to 5.83%                                                200              200
Adjustable and auction rates -- at 1/1/02:
   3.10% to 3.56%                                                 70               70
---------------------------------------------------------------------------------------------------------------------------
Total cumulative preferred stock of subsidiaries
  (annual dividend requirement -- $18 million)                   368              368               1.9               1.7
---------------------------------------------------------------------------------------------------------------------------
Common Stockholders' Equity:
Common stock, par value $5 per share --
   Authorized -- 1 billion shares
   Issued -- 2001:   701 million shares
          -- 2000:   701 million shares
   Treasury -- 2001:   2 million shares
             -- 2000:  19 million shares
   Par value                                                   3,503            3,503
   Paid-in capital                                                14            3,153
   Treasury, at cost                                             (57)            (545)
Retained earnings                                              4,517            4,672
Accumulated other comprehensive income --
  From continuing operations                                       7                -
  From discontinued operations                                     -              (93)
---------------------------------------------------------------------------------------------------------------------------
Total common stockholders' equity                              7,984           10,690              42.2              50.6
---------------------------------------------------------------------------------------------------------------------------
Total Capitalization                                         $18,925          $21,147             100.0%            100.0%
===========================================================================================================================
The accompanying notes are an integral part of these statements.


CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2001, 2000, and 1999
Southern Company and Subsidiary Companies 2001 Annual Report

                                                                                                    Accumulated
                                                                                                Other Comprehensive
                                                 Common Stock                                       Income From
                                           --------------------------                 -----------------------------
                                           Par     Paid-In                Retained    Continuing      Discontinued
                                          Value    Capital   Treasury     Earnings    Operations       Operations       Total
-------------------------------------------------------------------------------------------------------------------------------
                                                                            (in millions)

Balance at December 31, 1998             $3,499    $2,463      $ (58)      $3,878          $  -           $  15      $  9,797
Net income                                    -         -          -        1,276             -               -         1,276
Other comprehensive income                    -         -          -            -             -            (107)         (107)
Stock issued                                  4        17          1            -             -               -            22
Stock repurchased, at cost                    -         -       (861)           -             -               -          (861)
Cash dividends                                -         -          -         (921)            -               -          (921)
Other                                         -         -         (1)          (1)            -               -            (2)
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999              3,503     2,480       (919)       4,232             -             (92)        9,204
Net income                                    -         -          -        1,313             -               -         1,313
Other comprehensive income                    -         -          -            -             -              (1)           (1)
Stock issued                                  -       121        789            -             -               -           910
Stock repurchased, at cost                    -         -       (414)           -             -               -          (414)
Cash dividends                                -         -          -         (873)            -               -          (873)
Other                                         -       552         (1)           -             -               -           551
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000              3,503     3,153       (545)       4,672             -             (93)       10,690
Net income                                    -         -          -        1,262             -               -         1,262
Other comprehensive income                    -         -          -            -             7              93           100
Stock issued                                  -         -        488          (93)            -               -           395
Mirant spin off distribution                  -    (3,168)         -         (391)            -               -        (3,559)
Cash dividends                                -         -          -         (922)            -               -          (922)
Other                                         -        29          -          (11)            -               -            18
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001             $3,503   $    14      $ (57)      $4,517           $ 7           $   -      $  7,984
===============================================================================================================================


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2001, 2000, and 1999
Southern Company and Subsidiary Companies 2001 Annual Report

--------------------------------------------------------------------------------------------------------------------------
                                                                                         2001          2000         1999
--------------------------------------------------------------------------------------------------------------------------
                                                                                             (in millions)

Consolidated Net Income                                                                $1,262        $1,313       $1,276
--------------------------------------------------------------------------------------------------------------------------
Other comprehensive income -- continuing operations:
   Changes in fair value of qualifying cash flow hedges, net of tax of $4                   7             -            -
--------------------------------------------------------------------------------------------------------------------------
Total other comprehensive income -- continuing operations                                   7             -            -
--------------------------------------------------------------------------------------------------------------------------
Other comprehensive income -- discontinued operations:
   Cumulative effect of accounting change for qualifying hedges, net of tax of $(121)    (249)            -            -
   Changes in fair value of qualifying hedges, net of tax of $(51)                       (104)            -            -
   Less: Reclassification adjustment for amounts
      included in net income, net of tax of $29                                            60             -            -
   Foreign currency translation adjustments, net of tax of $(22), $(1), and $(58)
      for the years 2001, 2000, and 1999, respectively                                    (22)           (1)        (107)
--------------------------------------------------------------------------------------------------------------------------
Total other comprehensive income -- discontinued operations                              (315)           (1)        (107)
--------------------------------------------------------------------------------------------------------------------------
Consolidated Comprehensive Income                                                      $  954        $1,312       $1,169
==========================================================================================================================
The accompanying notes are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS
Southern Company and Subsidiary Companies 2001 Annual Report


1. Summary of Significant Accounting
   Policies

General

Southern Company is the parent company of five operating companies, a system service company, Southern Communications Services (Southern LINC), Southern Nuclear Operating Company (Southern Nuclear), Southern Power Company (Southern Power), and other direct and indirect subsidiaries. The operating companies -- Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Savannah Electric -- provide electric service in four Southeastern states. Contracts among the operating companies -- related to jointly owned generating facilities, interconnecting transmission lines, and the exchange of electric power -- are regulated by the Federal Energy Regulatory Commission (FERC) and/or the Securities and Exchange Commission. The system service company provides, at cost, specialized services to Southern Company and subsidiary companies. Southern LINC provides digital wireless communications services to the operating companies and also markets these services to the public within the Southeast. Southern Nuclear provides services to Southern Company's nuclear power plants. Southern Power was established in 2001 to construct, own, and manage Southern Company's competitive generation assets and sell electricity at market-based rates in the wholesale market.

   On April 2, 2001, the spin off of Mirant Corporation (Mirant) was completed. As a result of the spin off, Southern Company's financial statements and related information reflect Mirant as discontinued operations. For additional information, see Note 11.

   The financial statements reflect Southern Company's investments in the subsidiaries on a consolidated basis. All material intercompany items have been eliminated in consolidation. Certain prior years' data presented in the consolidated financial statements have been reclassified to conform with the current year presentation.

   Southern Company is registered as a holding company under the Public Utility Holding Company Act of 1935 (PUHCA). Both the company and its subsidiaries are subject to the regulatory provisions of the PUHCA. The operating companies also are subject to regulation by the FERC and their respective state public service commissions. The companies follow accounting principles generally accepted in the United States and comply with the accounting policies and practices prescribed by their respective commissions. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires the use of estimates, and the actual results may differ from those estimates.

Regulatory Assets and Liabilities

The operating companies are subject to the provisions of Financial Accounting Standards Board (FASB) Statement No. 71, Accounting for the Effects of Certain Types of Regulation. Regulatory assets represent probable future revenues associated with certain costs that are expected to be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are expected to be credited to customers through the ratemaking process. Regulatory assets and (liabilities) reflected in the Consolidated Balance Sheets at December 31 relate to the following:

                                           2001           2000
---------------------------------------------------------------
                                             (in millions)
Deferred income tax charges               $ 924          $ 957
Premium on reacquired debt                  280            280
Department of Energy assessments             39             46
Vacation pay                                 95             92
Postretirement benefits                      28             30
Deferred income tax credits                (500)          (551)
Accelerated amortization                   (311)          (220)
Storm damage reserves                       (34)           (34)
Other, net                                  125            121
---------------------------------------------------------------
Total                                     $ 646          $ 721
===============================================================

   In the event that a portion of a company's operations is no longer subject to the provisions of FASB Statement No. 71, the company would be required to write off related regulatory assets and liabilities that are not specifically recoverable through regulated rates. In addition, the company would be required to determine if any impairment to other assets exists, including plant, and write down the assets, if impaired, to their fair value.

Revenues and Fuel Costs

Revenues are recognized as services are rendered. Unbilled revenues are accrued at the end of each fiscal period. Fuel costs are expensed as the fuel is used. Electric rates for the operating companies include provisions to adjust billings for fluctuations in fuel costs, the energy component of purchased power costs, and certain other costs. Revenues are adjusted for differences between

Southern Company and Subsidiary Companies 2001 Annual Report


recoverable fuel costs and amounts actually recovered in current regulated rates.

   Southern Company has a diversified base of customers. No single customer or industry comprises 10 percent or more of revenues. For all periods presented, uncollectible accounts continued to average less than 1 percent of revenues.

   Fuel expense includes the amortization of the cost of nuclear fuel and a charge, based on nuclear generation, for the permanent disposal of spent nuclear fuel. Total charges for nuclear fuel included in fuel expense amounted to $133 million in 2001, $136 million in 2000, and $137 million in 1999. Alabama Power and Georgia Power have contracts with the U.S. Department of Energy (DOE) that provide for the permanent disposal of spent nuclear fuel. The DOE failed to begin disposing of spent nuclear fuel in January 1998 as required by the contracts, and the companies are pursuing legal remedies against the government for breach of contract. Sufficient pool storage capacity for spent fuel is available at Plant Farley to maintain full-core discharge capability until the refueling outages scheduled for 2006 and 2008 for units 1 and 2, respectively. Sufficient pool storage capacity for spent fuel is available at Plant Vogtle to maintain full-core discharge capability for both units into 2014. At Plant Hatch, an on-site dry storage facility became operational in 2000. Sufficient dry storage capacity is believed to be available to continue dry storage operations at Plant Hatch through the life of the plant. Procurement of on-site dry storage capacity at Plant Farley is in progress, with the intent to place the capacity in operation in 2005. Procurement of on-site dry storage capacity at Plant Vogtle will begin in sufficient time to maintain pool full-core discharge capability.

   Also, the Energy Policy Act of 1992 required the establishment of a Uranium Enrichment Decontamination and Decommissioning Fund, which is funded in part by a special assessment on utilities with nuclear plants. This assessment is being paid over a 15-year period, which began in 1993. This fund will be used by the DOE for the decontamination and decommissioning of its nuclear fuel enrichment facilities. The law provides that utilities will recover these payments in the same manner as any other fuel expense. Alabama Power and Georgia Power -- based on its ownership interests -- estimate their respective remaining liability at December 31, 2001, under this law to be approximately $21 million and $16 million. These obligations are recorded in the Consolidated Balance Sheets.

Depreciation and Nuclear Decommissioning

Depreciation of the original cost of plant in service is provided primarily by using composite straight-line rates, which approximated 3.4 percent a year in 2001, 2000, and 1999. When property subject to depreciation is retired or otherwise disposed of in the normal course of business, its original cost -- together with the cost of removal, less salvage -- is charged to accumulated depreciation. Minor items of property included in the original cost of the plant are retired when the related property unit is retired. Depreciation expense includes an amount for the expected costs of decommissioning nuclear facilities and removal of other facilities.

   Georgia Power recorded accelerated amortization and depreciation amounting to $91 million in 2001, $135 million in 2000, and $85 million in 1999. See Note 3 under "Georgia Power Retail Rate Orders" for additional information.

   The Nuclear Regulatory Commission (NRC) requires all licensees operating commercial nuclear power reactors to establish a plan for providing, with reasonable assurance, funds for decommissioning. Alabama Power and Georgia Power have external trust funds to comply with the NRC's regulations. Amounts previously recorded in internal reserves are being transferred into the external trust funds over periods approved by the respective state public service commissions. The NRC's minimum external funding requirements are based on a generic estimate of the cost to decommission the radioactive portions of a nuclear unit based on the size and type of reactor. Alabama Power and Georgia Power have filed plans with the NRC to ensure that -- over time -- the deposits and earnings of the external trust funds will provide the minimum funding amounts prescribed by the NRC.

   Site study cost is the estimate to decommission a specific facility as of the site study year, and ultimate cost is the estimate to decommission a specific facility as of its retirement date. The estimated costs of decommissioning -- both site study costs and ultimate costs -- based on the most current study as

Southern Company and Subsidiary Companies 2001 Annual Report


of December 31, 2001, for Alabama Power's Plant Farley and Georgia Power's ownership interests in plants Hatch and Vogtle were as follows:

                                   Plant      Plant      Plant
                                  Farley      Hatch     Vogtle
----------------------------------------------------------------
Site study basis (year)             1998       2000       2000
Decommissioning periods:
   Beginning year                   2017       2014       2027
   Completion year                  2031       2042       2045
----------------------------------------------------------------
                                        (in millions)
Site study costs:
   Radiated structures              $629       $486       $420
   Non-radiated structures            60         37         48
----------------------------------------------------------------
Total                               $689       $523       $468
================================================================
                                        (in millions)
Ultimate costs:
   Radiated structures            $1,868     $1,004     $1,468
   Non-radiated structures           178         79        166
----------------------------------------------------------------
Total                             $2,046     $1,083     $1,634
================================================================

Significant assumptions:
   Inflation rate                    4.5%       4.7%       4.7%
   Trust earning rate                7.0        6.5        6.5
----------------------------------------------------------------

   The decommissioning cost estimates are based on prompt dismantlement and removal of the plant from service. The actual decommissioning costs may vary from the above estimates because of changes in the assumed date of decommissioning, changes in NRC requirements, or changes in the assumptions used in making these estimates.

   Annual provisions for nuclear decommissioning are based on an annuity method as approved by the respective state public service commissions. The amount expensed in 2001 and fund balances were as follows:

                                   Plant      Plant      Plant
                                  Farley      Hatch     Vogtle
-----------------------------------------------------------------
                                        (in millions)
Amount expensed in 2001            $  18      $  20     $    9
Accumulated provisions:
   External trust funds,
      at fair value                 $318       $229       $135
   Internal reserves                  36         20         12
-----------------------------------------------------------------
Total                               $354       $249       $147
=================================================================

   Alabama Power's decommissioning costs for ratemaking are based on the site study. Effective January 1, 2002, the Georgia Public Service Commission (GPSC) decreased Georgia Power's annual provision for decommissioning expenses to $8 million. This amount is based on the NRC generic estimate to decommission the radioactive portion of the facilities as of 2000. The estimates are $383 million and $282 million for plants Hatch and Vogtle, respectively. The ultimate costs associated with the 2000 NRC minimum funding requirements are $823 million and $1.03 billion for plants Hatch and Vogtle, respectively. Alabama Power and Georgia Power expect their respective state public service commissions to periodically review and adjust, if necessary, the amounts collected in rates for the anticipated cost of decommissioning.

   In January 2002, Georgia Power received NRC approval for a 20-year extension of the license at Plant Hatch, which would permit the operation of units 1 and 2 until 2034 and 2038, respectively. The decommissioning costs disclosed above do not reflect this extension.

Income Taxes

Southern Company uses the liability method of accounting for deferred income taxes and provides deferred income taxes for all significant income tax temporary differences. Investment tax credits utilized are deferred and amortized to income over the average lives of the related property.

Property, Plant, and Equipment

Property, plant, and equipment is stated at original cost less regulatory disallowances and impairments. Original cost includes: materials; labor; minor items of property; appropriate administrative and general costs; payroll-related costs such as taxes, pensions, and other benefits; and the estimated cost of funds used during construction. The cost of funds capitalized was $67 million in 2001, $71 million in 2000, and $36 million in 1999. The cost of maintenance, repairs, and replacement of minor items of property is charged to maintenance expense as incurred or performed. The cost of replacements of property -- exclusive of minor items of property -- is capitalized.

Leveraged Leases

Southern Company has several leveraged lease agreements -- ranging up to 30 years -- that relate to international energy generation, distribution, and transportation assets. Southern Company receives federal income tax deductions for depreciation and amortization and for interest on long-term debt related to these investments.

Southern Company and Subsidiary Companies 2001 Annual Report


   Southern Company's net investment in leveraged leases consists of the following at December 31:

                                           2001           2000
------------------------------------------------------------------
                                             (in millions)
Net rentals receivable                   $1,430         $1,430
Unearned income                            (775)          (834)
------------------------------------------------------------------
Investment in leveraged leases              655            596
Deferred taxes arising
  from leveraged leases                    (193)          (128)
------------------------------------------------------------------
Net investment in leveraged leases       $  462         $  468
==================================================================

   A summary of the components of income from leveraged leases is as follows:

                                    2001      2000      1999
------------------------------------------------------------------
                                          (in millions)
Pretax leveraged lease income        $59       $61        $28
Income tax expense                    21        21         10
------------------------------------------------------------------
Income from leveraged leases         $38       $40        $18
==================================================================

Impairment of Long-Lived Assets and Intangibles

Southern Company evaluates long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is based on an estimate of undiscounted future cash flows attributable to the assets, as compared with the carrying value of the assets. If an impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value of the assets and recording a provision for loss if the carrying value is greater than the fair value. For assets identified as held for sale, the carrying value is compared to the estimated fair value less the cost to sell in order to determine if an impairment provision is required. Until the assets are disposed of, their estimated fair value is reevaluated when circumstances or events change.

Cash and Cash Equivalents

For purposes of the consolidated financial statements, temporary cash investments are considered cash equivalents. Temporary cash investments are securities with original maturities of 90 days or less.

Materials and Supplies

Generally, materials and supplies include the costs of transmission, distribution, and generating plant materials. Materials are charged to inventory when purchased and then expensed or capitalized to plant, as appropriate, when installed.

Comprehensive Income

Comprehensive income -- consisting of net income and changes in the fair value of marketable securities and qualifying cash flow hedges, net of income taxes -- is presented in the consolidated financial statements. Also, comprehensive income from discontinued operations includes foreign currency translation adjustments, net of income taxes. The objective of comprehensive income is to report a measure of all changes in common stock equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners.

Financial Instruments

Effective January 2001, Southern Company adopted FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The impact on net income was immaterial.

   Southern Company uses derivative financial instruments to hedge exposures to fluctuations in interest rates, foreign currency exchange rates, and certain commodity prices. Gains and losses on qualifying hedges are deferred and recognized either in income or as an adjustment to the carrying amount of the hedged item when the transaction occurs. At December 31, 2001, Southern Company had $450 million notional amount of interest rate swaps outstanding with deferred gains of $12 million.

   Southern Company is exposed to losses related to financial instruments in the event of counterparties' nonperformance. The company has established controls to determine and monitor the creditworthiness of counterparties in order to mitigate the company's exposure to counterparty credit risk.

   The operating companies and Southern Power enter into commodity related forward and option contracts to limit exposure to changing prices on certain fuel purchases and electricity purchases and sales. Substantially all of Southern Company's bulk energy purchases and sales contracts meet the definition of a derivative under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. In many cases, these fuel and electricity contracts qualify for normal purchase and sale exceptions under Statement No. 133 and are accounted for under the accrual method. Other contracts qualify as cash flow hedges of anticipated transactions, resulting in the deferral of related gains and losses, and are recorded in other comprehensive income until the hedged transactions occur. Any ineffectiveness is recognized currently in

Southern Company and Subsidiary Companies 2001 Annual Report


net income. Contracts that do not qualify for the normal purchase and sale exception and that do not meet the hedge requirements are marked to market through current period income.

   Southern Company has firm purchase commitments for equipment that require payment in euros. As a hedge against fluctuations in the exchange rate for euros, the company entered into forward currency swaps. The total notional amount is 48 million euros maturing in 2002 and 2003. At December 31, 2001, the gain on these swaps was less than $1 million.

   Other Southern Company financial instruments for which the carrying amount did not equal fair value at December 31 were as follows:

                                       Carrying           Fair
                                         Amount          Value
----------------------------------------------------------------
                                            (in millions)
Long-term debt:
   At December 31, 2001                  $8,634         $8,693
   At December 31, 2000                   7,815          7,702
Capital and preferred securities:
   At December 31, 2001                   2,276          2,282
   At December 31, 2000                   2,246          2,190
----------------------------------------------------------------

   The fair values for long-term debt and capital and preferred securities were based on either closing market price or closing price of comparable instruments.

2. RETIREMENT BENEFITS

Southern Company has a defined benefit, trusteed, pension plan that covers substantially all employees. Also, Southern Company provides certain medical care and life insurance benefits for retired employees. The operating companies fund trusts to the extent required by their respective regulatory commissions. In late 2000, Southern Company adopted several pension and postretirement benefit plan changes that had the effect of increasing benefits to both current and future retirees.

   The measurement date for plan assets and obligations is September 30 for each year. The following disclosures exclude discontinued operations.

Pension Plan

Changes during the year in the projected benefit obligations and in the fair value of plan assets were as follows:

                                                Projected
                                           Benefit Obligations
                                          ----------------------
                                             2001         2000
----------------------------------------------------------------
                                                (in millions)
Balance at beginning of year               $3,397       $3,248
Service cost                                  104           96
Interest cost                                 260          239
Benefits paid                                (176)        (159)
Plan amendments                               173            4
Actuarial (gain) loss                           2          (31)
----------------------------------------------------------------
Balance at end of year                     $3,760       $3,397
================================================================

                                               Plan Assets
                                          ----------------------
                                             2001         2000
----------------------------------------------------------------
                                                (in millions)
Balance at beginning of year               $6,157       $5,266
Actual return on plan assets                 (889)       1,030
Benefits paid                                (159)        (139)
----------------------------------------------------------------
Balance at end of year                     $5,109       $6,157
================================================================

   The accrued pension costs recognized in the Consolidated Balance Sheets were as follows:

                                             2001         2000
------------------------------------------------------------------
                                                (in millions)
Funded status                             $ 1,349      $ 2,760
Unrecognized transition obligation            (51)         (63)
Unrecognized prior service cost               269          116
Unrecognized net gain                      (1,020)      (2,415)
------------------------------------------------------------------
Prepaid asset recognized in the
   Consolidated Balance Sheets            $   547      $   398
==================================================================

   Components of the pension plan's net periodic cost were as follows:

                                    2001      2000       1999
----------------------------------------------------------------
                                          (in millions)
Service cost                       $ 104   $    96     $   97
Interest cost                        260       239        215
Expected return on
   plan assets                      (423)     (384)      (348)
Recognized net gain                  (73)      (62)       (40)
Net amortization                       8         -         (2)
----------------------------------------------------------------
Net pension cost (income)          $(124)    $(111)    $  (78)
================================================================

Southern Company and Subsidiary Companies 2001 Annual Report


Postretirement Benefits

Changes during the year in the accumulated benefit obligations and in the fair value of plan assets were as follows:

                                               Accumulated
                                           Benefit Obligations
                                           ----------------------
                                             2001         2000
-----------------------------------------------------------------
                                                (in millions)
Balance at beginning of year               $1,052       $  980
Service cost                                   22           18
Interest cost                                  88           76
Benefits paid                                 (54)         (43)
Plan amendments                               186           69
Actuarial (gain) loss                         (55)         (48)
-----------------------------------------------------------------
Balance at end of year                     $1,239       $1,052
=================================================================

                                               Plan Assets
                                             --------------------
                                             2001         2000
-----------------------------------------------------------------
                                                (in millions)
Balance at beginning of year                 $459         $395
Actual return on plan assets                  (59)          47
Employer contributions                         79           59
Benefits paid                                 (54)         (42)
-----------------------------------------------------------------
Balance at end of year                       $425         $459
=================================================================

   The accrued postretirement costs recognized in the Consolidated Balance Sheets were as follows:

                                             2001         2000
-----------------------------------------------------------------
                                                (in millions)
Funded status                               $(814)       $(593)
Unrecognized transition obligation            174          189
Unrecognized prior service cost               239           66
Unrecognized net loss (gain)                   (9)         (53)
Fourth quarter contributions                   41           35
-----------------------------------------------------------------
Accrued liability recognized in the
   Consolidated Balance Sheets              $(369)       $(356)
=================================================================

   Components of the postretirement plan's net periodic cost were as follows:


                                    2001      2000      1999
--------------------------------------------------------------
                                          (in millions)
Service cost                        $ 22      $ 18       $ 21
Interest cost                         88        76         68
Expected return on
   plan assets                       (40)      (34)       (26)
Recognized net gain                    -         -          2
Net amortization                      26        18         15
--------------------------------------------------------------
Net postretirement cost             $ 96      $ 78       $ 80
==============================================================

   The weighted average rates assumed in the actuarial calculations for both the pension plan and postretirement benefits plan were:

                                             2001         2000
-----------------------------------------------------------------
Discount                                     7.50%        7.50%
Annual salary increase                       5.00         5.00
Long-term return on plan assets              8.50         8.50
-----------------------------------------------------------------

   An additional assumption used in measuring the accumulated postretirement benefit obligation was a weighted average medical care cost trend rate of 9.25 percent for 2001 decreasing gradually to 5.25 percent through the year 2010, and remaining at that level thereafter. An annual increase or decrease in the assumed medical care cost trend rate of 1 percent would affect the accumulated benefit obligation and the service and interest cost components at December 31, 2001, as follows:

                                      1 Percent      1 Percent
                                      Increase        Decrease
------------------------------------------------------------------
                                            (in millions)
Benefit obligation                     $111                $97
Service and interest costs               10                  9
------------------------------------------------------------------

Employee Savings Plan

Southern Company also sponsors a 401(k) defined contribution plan covering substantially all employees. The company provides a 75 percent matching contribution up to 6 percent of an employee's base salary. Total matching contributions made to the plan for the years 2001, 2000, and 1999 were $51 million, $49 million, and $46 million, respectively.

3. CONTINGENCIES AND REGULATORY
   MATTERS

General

Southern Company is subject to certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on Southern Company's financial condition.

Georgia Power Potentially Responsible Party Status

Georgia Power has been designated as a potentially responsible party at sites governed by the Georgia Hazardous Site Response Act and/or by the federal Comprehensive Environmental Response, Compensation and Liability Act. Georgia

Southern Company and Subsidiary Companies 2001 Annual Report


Power has recognized $33 million in cumulative expenses through December 31, 2001 for the assessment and anticipated cleanup of sites on the Georgia Hazardous Sites Inventory. In addition, in 1995 the EPA designated Georgia Power and four other unrelated entities as potentially responsible parties at a site in Brunswick, Georgia, that is listed on the federal National Priorities List. Georgia Power has contributed to the removal and remedial investigation and feasibility study costs for the site. Additional claims for recovery of natural resource damages at the site are anticipated. As of December 31, 2001, Georgia Power had recorded approximately $6 million in cumulative expenses associated with Georgia Power's agreed-upon share of the removal and remedial investigation and feasibility study costs for the Brunswick site.

   The final outcome of each of these matters cannot now be determined. However, based on the currently known conditions at these sites and the nature and extent of Georgia Power's activities relating to these sites, management does not believe that the company's cumulative liability at these sites would be material to the financial statements.

Environmental Litigation

On November 3, 1999, the EPA brought a civil action in U.S. District Court in Georgia against Alabama Power, Georgia Power, and the system service company. The complaint alleges violations of the New Source Review provisions of the Clean Air Act with respect to five coal-fired generating facilities in Alabama and Georgia. The civil action requests penalties and injunctive relief, including an order requiring the installation of the best available control technology at the affected units. The Clean Air Act authorizes civil penalties of up to $27,500 per day, per violation at each generating unit. Prior to January 30, 1997, the penalty was $25,000 per day.

   The EPA concurrently issued to the operating companies a notice of violation related to 10 generating facilities, which includes the five facilities mentioned previously. In early 2000, the EPA filed a motion to amend its complaint to add the violations alleged in its notice of violation and to add Gulf Power, Mississippi Power, and Savannah Electric as defendants. The complaint and notice of violation are similar to those brought against and issued to several other electric utilities. These complaints and notices of violation allege that the utilities had failed to secure necessary permits or install additional pollution control equipment when performing maintenance and construction at coal-burning plants constructed or under construction prior to 1978. The U.S. District Court in Georgia granted Alabama Power's motion to dismiss for lack of jurisdiction and granted the system service company's motion to dismiss on the grounds that it neither owned nor operated the generating units involved in the proceedings. The court granted the EPA's motion to add Savannah Electric as a defendant, but it denied the motion to add Gulf Power and Mississippi Power based on lack of jurisdiction over those companies. The court directed the EPA to refile its amended complaint limiting claims to those brought against Georgia Power and Savannah Electric. The EPA refiled those claims as directed by the court. Also, the EPA refiled its claims against Alabama Power in U.S. District Court in Alabama. It has not refiled against
Gulf Power, Mississippi Power, or the system service company.

   The Alabama Power, Georgia Power, and Savannah Electric cases have been stayed since the spring of 2001, pending a ruling by the U.S. Court of Appeals for the Eleventh Circuit in the appeal of a very similar New Source Review enforcement action against the Tennessee Valley Authority (TVA). The TVA case involves many of the same legal issues raised by the actions against Alabama Power, Georgia Power, and Savannah Electric. Because the outcome of the TVA case could have a significant adverse impact on Alabama Power and Georgia Power, both companies are parties to that case as well. The U.S. District Court in Alabama has indicated that it will revisit the issue of a continued stay in April 2002. The U.S. District Court in Georgia is currently considering a motion by the EPA to reopen the Georgia case. Georgia Power and Savannah Electric have opposed that motion.

   Southern Company believes that its operating companies complied with applicable laws and the EPA's regulations and interpretations in effect at the time the work in question took place. An adverse outcome in any one of these cases could require substantial capital expenditures that cannot be determined at this time and could possibly require payment of substantial penalties. This could affect future results of operations, cash flows, and possibly financial condition if such costs are not recovered through regulated rates.

Mobile Energy Services' Petition for Bankruptcy

Mobile Energy Services Holdings (MESH), a subsidiary of Southern Company, is the owner and operator of a facility that generates electricity, produces steam, and processes black liquor as part of a pulp and paper complex in Mobile, Alabama. On January 14, 1999, MESH filed a petition for Chapter 11 bankruptcy relief in the U.S. Bankruptcy Court. This action was in response to Kimberly-Clark Tissue

Southern Company and Subsidiary Companies 2001 Annual Report


Company's (Kimberly-Clark) announcement in May 1998 of plans to close its pulp mill, effective September 1, 1999. The pulp mill had historically provided 50 percent of MESH's revenues.

   As a result of settlement discussions with Kimberly-Clark and MESH's bondholders, Southern Company recorded in 1999 a $69 million after-tax write down of its investment in MESH. Southern Company recorded an additional $10 million after-tax write down in 2000. At December 31, 2001, MESH had total assets of $359 million and senior debt outstanding of $190 million of first mortgage bonds and $72 million related to tax-exempt bonds. In connection with the bond financings, Southern Company provided certain limited guarantees, in lieu of funding debt service and maintenance reserve accounts with cash. As of December 31, 2001, Southern Company had paid the full $41 million pursuant to the guarantees. Southern Company continues to have guarantees outstanding of certain potential environmental and other obligations of MESH that represent a maximum contingent liability of $19 million at December 31, 2001. Mirant has agreed to indemnify Southern Company for any future obligations incurred under such guarantees.

   On August 4, 2000, MESH filed a proposed plan of reorganization with the U.S. Bankruptcy Court. The proposed plan of reorganization was most recently amended on October 15, 2001. Southern Company expects that approval of a plan of reorganization would result in either a termination of Southern Company's ownership interest in MESH or the exchange of all assets of MESH for the cancellation of securities held by the bondholders but would not affect
Southern Company's continuing guarantee obligations discussed earlier. The final outcome of this matter cannot now be determined.

California Electricity Markets Litigation

Prior to the spin off of Mirant, Southern Company was named as a defendant in two lawsuits filed in the superior courts of California alleging that certain owners of electric generation facilities in California, including Southern Company, engaged in various unlawful and anticompetitive acts that served to manipulate wholesale power markets and inflate wholesale electricity prices in California. One lawsuit naming Southern Company, Mirant, and other generators as defendants alleged that, as a result of the defendants' conduct, customers paid approximately $4 billion more for electricity than they otherwise would have and sought an award of treble damages, as well as other injunctive and equitable relief. The other suit likewise sought treble damages and equitable relief. The allegations in the two lawsuits in which Southern Company was named seemed to be directed to activities of subsidiaries of Mirant. On September 28 and November 6, 2001, the plaintiffs voluntarily dismissed Southern Company without prejudice from the two lawsuits in which it had been named as a defendant. Prior to being dismissed, Southern Company had notified Mirant of its claim for indemnification for costs associated with the lawsuits under the terms of the master separation agreement that governs the spin off of Mirant. Mirant had undertaken the defense of the lawsuits. Plaintiffs would not be barred by their own dismissal from naming Southern Company in some future lawsuit, but management believes that the likelihood of Southern Company having to pay damages in any such lawsuit is remote.

Race Discrimination Litigation

On July 28, 2000, a lawsuit alleging race discrimination was filed by three Georgia Power employees against Georgia Power, Southern Company, and the system service company in the Superior Court of Fulton County, Georgia. Shortly thereafter, the lawsuit was removed to the United States District Court for the Northern District of Georgia. The lawsuit also raised claims on behalf of a purported class. The plaintiffs seek compensatory and punitive damages in an unspecified amount, as well as injunctive relief. On August 14, 2000, the lawsuit was amended to add four more plaintiffs. Also, an additional subsidiary of Southern Company, Southern Company Energy Solutions, Inc., was named a defendant.

   On October 11, 2001, the district court denied the plaintiffs' motion for class certification. The plaintiffs filed a motion to reconsider the order denying class certification, and the court denied the plaintiffs' motion to reconsider. On December 28, 2001, the plaintiffs filed a petition in the United States Court of Appeals for the Eleventh Circuit seeking permission to file an appeal of the October 11 decision. The defendants filed a brief in opposition of the petition on January 18, 2002. Discovery of the seven named plaintiffs' individual claims that remain in the case is ongoing. The final outcome of the case cannot now be determined.

Alabama Power Rate Adjustment Procedures

In November 1982, the Alabama Public Service Commission (APSC) adopted rates that provide for periodic adjustments based upon Alabama Power's earned return on end-of-period retail common equity. The rates also provide for adjustments to recognize the placing of new generating facilities in retail service. Both increases and decreases have been placed into effect since the adoption of these rates. Most recently, a 2 percent increase in retail rates was effective in

Southern Company and Subsidiary Companies 2001 Annual Report

October 2001, in accordance with the Rate Stabilization Equalization plan. The rate adjustment procedures allow a return on common equity range of 13 percent to 14.5 percent and limit increases or decreases in rates to 4 percent in any calendar year and prohibits two consecutive quarterly adjustments in the same direction.

   In December 1995, the APSC issued an order authorizing Alabama Power to reduce balance sheet items -- such as plant and deferred charges -- at any time the company's actual base rate revenues exceed the budgeted revenues. During the years 2001, 2000, and 1999, Alabama Power did not record any such reductions.

   The ratemaking procedures will remain in effect until the APSC votes to modify or discontinue them.

Georgia Power Retail Rate Orders

On December 20, 2001, the GPSC approved a three-year retail rate order for Georgia Power ending December 31, 2004. Under the terms of the order, earnings will be evaluated against a retail return on common equity range of 10 percent to 12.95 percent. Two-thirds of any earnings above the 12.95 percent return will be applied to rate refunds, with the remaining one-third retained by Georgia Power. Retail rates were decreased by $118 million effective January 1, 2002.

   Under a previous three-year order ending December 2001, Georgia Power's earnings were evaluated against a retail return on common equity range of 10 percent to 12.5 percent. The order further provided for $85 million in each year, plus up to $50 million of any earnings above the 12.5 percent return during the second and third years, to be applied to accelerated amortization or depreciation of assets. Two-thirds of additional earnings above the 12.5 percent return were applied to rate refunds, with the remaining one-third retained by Georgia Power. Pursuant to the order, Georgia Power recorded $336 million of accelerated amortization and interest thereon, which has been credited to a regulatory liability account as mandated by the GPSC.

   Under the new rate order, the accelerated amortization and the interest will be amortized equally over three years as a credit to expense beginning in 2002. Effective January 1, 2002, Georgia Power discontinued recording accelerated depreciation and amortization. Georgia Power will not file for a general base rate increase unless its projected retail return on common equity falls below 10 percent. Georgia Power is required to file a general rate case on July 1, 2004, in response to which the GPSC would be expected to determine whether the rate order should be continued, modified, or discontinued.

   In 2000 and 1999, Georgia Power recorded $44 million and $79 million, respectively, of revenue subject to refund for estimated earnings above 12.5 percent retail return on common equity. Refunds applicable to 2000 and 1999 were made to customers in 2001 and 2000, respectively.

4. JOINT OWNERSHIP AGREEMENTS

Alabama Power owns an undivided interest in units 1 and 2 of Plant Miller and related facilities jointly with Alabama Electric Cooperative, Inc.

   Georgia Power owns undivided interests in plants Vogtle, Hatch, Scherer, and Wansley in varying amounts jointly with Oglethorpe Power Corporation (OPC), the Municipal Electric Authority of Georgia, the city of Dalton, Georgia, Florida Power &Light Company (FP&L), and Jacksonville Electric Authority (JEA). In addition, Georgia Power has joint ownership agreements with OPC for the Rocky Mountain facilities and with Florida Power Corporation (FPC) for a combustion turbine unit at Intercession City, Florida. Southern Power owns an undivided interest in Stanton Unit A and related facilities jointly with the Orlando Utilities Commission, Kissimmee Utility Authority, and Florida Municipal Power Agency. The unit is scheduled to go into commercial operation in October 2003.

   At December 31, 2001, Alabama Power's and Georgia Power's ownership and investment (exclusive of nuclear fuel) in jointly owned facilities with the above entities were as follows:

                             Jointly Owned Facilities
                       ------------------------------------------
                         Percent     Amount of     Accumulated
                       Ownership    Investment    Depreciation
                       ------------------------------------------
                                         (in millions)
Plant Vogtle
   (nuclear)                45.7%       $3,304          $1,793
Plant Hatch
   (nuclear)                50.1           881             668
Plant Miller
   (coal)
   Units 1 and 2            91.8           747             326
Plant Scherer
   (coal)
   Units 1 and 2             8.4           112              56
Plant Wansley
   (coal)                   53.5           309             152
Rocky Mountain
   (pumped storage)         25.4           169              78
Intercession City
   (combustion turbine)     33.3            12               1
Plant Stanton
   (combined cycle)
   Unit A                   65.0            31               -
-----------------------------------------------------------------

Southern Company and Subsidiary Companies 2001 Annual Report


   Alabama Power, Georgia Power, and Southern Power have contracted to operate and maintain the jointly owned facilities -- except for the Rocky Mountain project and Intercession City -- as agents for their respective co-owners. The companies' proportionate share of their plant operating expenses is included in the corresponding operating expenses in the Consolidated Statements of Income.

5. LONG-TERM POWER SALES AND LEASE
   AGREEMENTS

The operating companies have long-term contractual agreements for the sale and lease of capacity to certain non-affiliated utilities located outside the system's service area. These agreements are firm and are related to specific generating units. Because the energy is generally provided at cost under these agreements, profitability is primarily affected by capacity revenues.

   Unit power from specific generating plants is currently being sold to FP&L, FPC, and JEA. Under these agreements, approximately 1,500 megawatts of capacity is scheduled to be sold annually unless reduced by FP&L, FPC, and JEA for the periods after 2001 with a minimum of three years notice -- until the expiration of the contracts in 2010. Capacity revenues from unit power sales amounted to $170 million in 2001, $177 million in 2000, and $174 million in 1999.

   Southern Power and Mississippi Power have operating leases for portions of their generating unit capacity. Capacity revenues from these operating leases amounted to $53 million in 2001 and $20 million in 2000. These amounts are included in the financial statements as sales for resale. Minimum future capacity receipts from noncancelable operating leases as of December 31, 2001, are as follows:

Year                                                  Amounts
----                                              ----------------
                                                   (in millions)
2002                                                     $  64
2003                                                        65
2004                                                        64
2005                                                        23
2006                                                        21
2007 and thereafter                                         97
------------------------------------------------------------------
Total                                                     $334
==================================================================

6. INCOME TAXES

At December 31, 2001, the tax-related regulatory assets and liabilities were $924 million and $500 million, respectively. These assets are attributable to tax benefits flowed through to customers in prior years and to taxes applicable to capitalized interest. These liabilities are attributable to deferred taxes previously recognized at rates higher than current enacted tax law and to unamortized investment tax credits. The following tables and disclosures exclude discontinued operations.

   Details of income tax provisions are as follows:

                                     2001       2000      1999
-----------------------------------------------------------------
                                           (in millions)
Total provision for income taxes:
Federal --
   Current                           $477       $421      $504
   Deferred                           (10)        95        11
-----------------------------------------------------------------
                                      467        516       515
-----------------------------------------------------------------
State --
   Current                            103         71        85
   Deferred                           (12)         1        (1)
-----------------------------------------------------------------
                                       91         72        84
-----------------------------------------------------------------
Total                                $558       $588      $599
=================================================================

   The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities, are as follows:

                                                2001      2000
---------------------------------------------------------------
                                                 (in millions)
Deferred tax liabilities:
   Accelerated depreciation                   $3,222    $3,199
   Property basis differences                  1,059     1,105
   Other                                         739       650
---------------------------------------------------------------
Total                                          5,020     4,954
---------------------------------------------------------------
Deferred tax assets:
   Federal effect of state deferred taxes        116       111
   Other property basis differences              178       206
   Deferred costs                                234       190
   Pension and other benefits                    123       125
   Other                                         304       231
---------------------------------------------------------------
Total                                            955       863
---------------------------------------------------------------
Total deferred tax liabilities, net            4,065     4,091
Portion included in current assets
   (liabilities), net                             23       (17)
---------------------------------------------------------------
Accumulated deferred income taxes
   in the Consolidated Balance Sheets         $4,088    $4,074
===============================================================

   In accordance with regulatory requirements, deferred investment tax credits are amortized over the lives of the related property with such amortization normally applied as a credit to reduce depreciation in the Consolidated Statements of Income. Credits amortized in this manner amounted to $30 million a year in 2001, 2000, and 1999. At December 31, 2001, all investment tax credits available to reduce federal income taxes payable had been utilized.

Southern Company and Subsidiary Companies 2001 Annual Report


   The provision for income taxes differs from the amount of income taxes determined by applying the applicable U.S. Federal statutory rate to earnings before income taxes and preferred dividends of subsidiaries, as a result of the following:

                                       2001      2000     1999
----------------------------------------------------------------
Federal statutory rate                 35.0%     35.0%    35.0%
State income tax,
   net of federal deduction             3.7       3.4      3.8
Alternative fuel tax credits           (4.2)     (1.3)    (0.7)
Non-deductible book
   depreciation                         1.7       1.7      1.9
Difference in prior years'
   deferred and current tax rate       (1.1)     (1.3)    (1.3)
Other                                  (2.2)     (0.8)     0.4
----------------------------------------------------------------
Effective income tax rate              32.9%     36.7%    39.1%
================================================================

   Southern Company files a consolidated federal income tax return. Under a joint consolidated income tax agreement, each subsidiary's current and deferred tax expense is computed on a stand-alone basis. In accordance with Internal Revenue Service regulations, each company is jointly and severally liable for the tax liability.

   Mirant was included in the consolidated federal tax return through April 2, 2001. Under the terms of the separation agreement, Mirant will indemnify Southern Company for subsequent assessment of any additional taxes related to its transactions prior to the spin off.

7. COMMON STOCK

Stock Issued and Repurchased

Southern Company issued 17 million and 5 million treasury shares of common stock in 2001 and 2000, respectively, through various company stock plans. Proceeds were $395 million in 2001 and $140 million in 2000. The shares were issued through various company stock plans. At December 31, 2001, approximately 2 million treasury shares remain unissued.

   In December 2000, Southern Company issued 28 million treasury shares of common stock through a public offering. The offering, which included an overallotment of 3 million shares, raised some $800 million and was priced at $28.50 per share. The proceeds were used to repay short-term commercial paper.

   In April 1999, Southern Company's Board of Directors approved the repurchase of up to 50 million shares of Southern Company's common stock over a two-year period through open market or privately negotiated transactions. Under this program, 50 million shares were repurchased by February 2000 at an average price of $25.53 per share.

Shares Reserved

At December 31, 2001, a total of 76 million shares was reserved for issuance pursuant to the Southern Investment Plan, the Employee Savings Plan, the Outside Directors Stock Plan, and the Omnibus Incentive Compensation Plan (stock option plan).

Stock Option Plan

Southern Company provides non-qualified stock options to a large segment of its employees ranging from line management to executives. As of December 31, 2001, 5,622 current and former employees participated in the stock option plan. The maximum number of shares of common stock that may be issued under this plan may not exceed 55 million. The prices of options granted to date have been at the fair market value of the shares on the dates of grant. Options granted to date become exercisable pro rata over a maximum period of three years from the date of grant. Options outstanding will expire no later than 10 years after the date of grant, unless terminated earlier by the Southern Company Board of Directors in accordance with the plan. Stock option data for the plan has been adjusted to reflect the Mirant spin off. Activity in 2000 and 2001 for the plan is summarized below:

                                         Shares        Average
                                        Subject   Option Price
                                      To Option      Per Share
----------------------------------------------------------------
Balance at December 31, 1999         13,419,978         $14.97
Options granted                      11,042,626          14.67
Options canceled                       (335,282)         14.87
Options exercised                    (1,560,695)         13.65
----------------------------------------------------------------
Balance at December 31, 2000         22,566,627          14.92
Options granted                      13,623,210          20.31
Options canceled                     (3,397,152)         15.39
Options exercised                    (3,161,800)         13.83
----------------------------------------------------------------
Balance at December 31, 2001         29,630,885         $17.46
================================================================

Shares reserved for future grants:
  At December 31, 1999               54,684,999
  At December 31, 2000               43,955,368
  At December 31, 2001               64,795,653
---------------------------------------------------------------
Options exercisable:
  At December 31, 2000                9,354,705
  At December 31, 2001               11,965,858
---------------------------------------------------------------

   Southern Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25. Accordingly, no compensation expense has been recognized.

Southern Company and Subsidiary Companies 2001 Annual Report


   The following table summarizes information about options outstanding at December 31, 2001:

                                           Dollar Price
                                         Range of Options
                                     -------------------------
                                     11-15      15-20    20-24
----------------------------------------------------------------
Outstanding:
   Shares (in thousands)            11,742     12,882    5,007
   Average remaining
      life (in years)                  6.7        7.7      9.1
   Average exercise price           $14.38     $18.34   $22.43
Exerciseable:
   Shares (in thousands)             6,694      5,027      245
   Average exercise price           $14.17     $17.46   $22.42
----------------------------------------------------------------

   The estimated fair values of stock options granted in 2001, 2000, and 1999 were derived using the Black-Scholes stock option pricing model. The following table shows the assumptions and the weighted average fair values of stock options:

                                     2001       2000      1999
------------------------------------------------------------------
Interest rate                         4.8%       6.7%      5.8%
Average expected life of
   stock options (in years)           4.3        4.0       3.7
Expected volatility of
   common stock                      25.4%      20.9%     20.7%
Expected annual dividends
   on common stock                  $1.34      $1.34     $1.34
Weighted average fair value
   of stock options granted         $2.82      $3.36     $4.61
------------------------------------------------------------------

   The pro forma impact of fair-value accounting for options granted on earnings is as follows:


                            Net                      Earnings
Year                       Income                    Per Share
----                  --------------                -------------
                       (in millions)                  (cents)
2001                        $17                        2.4
2000                          8                        1.3
1999                          5                        0.7
-----------------------------------------------------------------

Diluted Earnings Per Share

For Southern Company, the only difference in computing basic and diluted earnings per share is attributable to outstanding options under the stock option plan. The effect of the stock options was determined using the treasury stock method. Shares used to compute diluted earnings per share are as follows:

                                   Average Common Stock Shares
                                --------------------------------
                                2001         2000         1999
----------------------------------------------------------------
                                      (in thousands)
As reported shares           689,352      653,087      685,163
Effect of options              4,191        1,018          530
----------------------------------------------------------------
Diluted shares               693,543      654,105      685,693
================================================================

Common Stock Dividend Restrictions

The income of Southern Company is derived primarily from equity in earnings of its subsidiaries. At December 31, 2001, consolidated retained earnings included $3.4 billion of undistributed retained earnings of the subsidiaries. Of this amount, $2.1 billion was restricted against the payment by the subsidiary companies of cash dividends on common stock under terms of bond indentures. However, Georgia Power expects to discharge its first mortgage bond indenture in early 2002 and to be released from all indenture requirements. The $2.1 billion restriction includes $1.0 billion for Georgia Power under the current indenture requirements.

8. FINANCING

Capital and Preferred Securities

Company or subsidiary obligated mandatorily redeemable capital and preferred securities have been issued by special purpose financing entities of Southern Company and its subsidiaries. Substantially all the assets of these special financing entities are junior subordinated notes issued by the related company seeking financing. Each of these companies considers that the mechanisms and obligations relating to the capital or preferred securities issued for its benefit, taken together, constitute a full and unconditional guarantee by it of the respective special financing entities' payment obligations with respect to the capital or preferred securities. At December 31, 2001, capital securities of $950 million and preferred securities of $1.3 billion were outstanding and recognized in the Consolidated Balance Sheets. Southern Company guarantees the notes related to $950 million of capital or preferred securities issued on its behalf.

Southern Company and Subsidiary Companies 2001 Annual Report


Long-Term Debt Due Within One Year

A summary of the improvement fund requirements and scheduled maturities and redemptions of long-term debt due within one year at December 31 is as follows:

                                               2001       2000
-----------------------------------------------------------------
                                                (in millions)
Bond improvement fund requirements             $  5        $11
Less:
   Portion to be satisfied by certifying
      property additions                          1         11
-----------------------------------------------------------------
Cash requirements                                 4          -
First mortgage bond maturities
   and redemptions                                3          -
Other long-term debt maturities                 422         67
-----------------------------------------------------------------
Total                                          $429        $67
=================================================================

   The first mortgage bond improvement fund requirements amount to 1 percent of each outstanding series of bonds authenticated under the indentures prior to January 1 of each year, other than those issued to collateralize pollution control revenue bonds and other obligations. The requirements may be satisfied by depositing cash or reacquiring bonds, or by pledging additional property equal to 1662/3 percent of such requirements.

   With respect to the collateralized pollution control revenue bonds, the operating companies have authenticated and delivered to trustees a like principal amount of first mortgage bonds as security for obligations under installment sale or loan agreements. The principal and interest on the first mortgage bonds will be payable only in the event of default under the agreements.

   Improvement fund requirements and/or serial maturities through 2006 applicable to total long-term debt are as follows: $429 million in 2002; $1.1 billion in 2003; $894 million in 2004; $399 million in 2005; and $226 million in 2006.

Assets Subject to Lien

Each of Southern Company's subsidiaries is organized as a legal entity, separate and apart from Southern Company and its other subsidiaries. The subsidiary companies' mortgages, which secure the first mortgage bonds issued by the companies, constitute a direct first lien on substantially all of the companies' respective fixed property and franchises. Georgia Power expects to discharge its mortgage in early 2002 and that the lien will be removed. There are no agreements or other arrangements among the subsidiary companies under which the assets of one company have been pledged or otherwise made available to satisfy obligations of Southern Company or any of its other subsidiaries.

Bank Credit Arrangements

At the beginning of 2002, unused credit arrangements with banks totaled $5.1 billion, of which $3.7 billion expires during 2002, $500 million expires during 2003, and $900 million expires during 2004. The following table outlines the credit arrangements by company:

                                   Amount of Credit
                                  ----------------------------
                                                Expires
                                               ---------------
                                                      2003 &
Company                   Total    Unused      2002   beyond
--------------------------------------------------------------
                                     (in millions)
Alabama Power            $  964    $  964    $  574   $  390
Georgia Power             1,765     1,765     1,265      500
Gulf Power                  103       103       103        -
Mississippi Power           115       115       110        5
Savannah Electric            66        66        46       20
Southern Company          1,500     1,500     1,500        -
Southern Power              850       557         -      557
Other                        60        60        60        -
--------------------------------------------------------------
Total                    $5,423    $5,130    $3,658   $1,472
==============================================================

   Approximately $2.9 billion of the credit facilities expiring in 2002 allows for term loans ranging from one to three years. Most of the agreements include stated borrowing rates but also allow for competitive bid loans.

   All of the credit arrangements require payment of commitment fees based on the unused portion of the commitments or the maintenance of compensating balances with the banks. These balances are not legally restricted from withdrawal. Included in the $5.1 billion of unused credit arrangements is $4.8 billion of syndicated credit arrangements that require the payment of agent fees.

   A portion of the $5.1 billion unused credit with banks is allocated to provide liquidity support to the companies' variable rate pollution control bonds. The amount of variable rate pollution control bonds requiring liquidity support as of December 31, 2001 was $1.6 billion.

   Southern Company and the operating companies borrow through commercial paper programs that have the liquidity support of committed bank credit arrangements. In addition, the companies from time to time borrow under uncommitted lines of credit with banks. The amount of commercial paper outstanding at December 31, 2001 was $1.8 billion.

Southern Company and Subsidiary Companies 2001 Annual Report


9. COMMITMENTS

Construction Program

Southern Company is engaged in continuous construction programs, currently estimated to total $2.8 billion in 2002, $2.1 billion in 2003, and $2.3 billion in 2004. The construction programs are subject to periodic review and revision, and actual construction costs may vary from the above estimates because of numerous factors. These factors include: changes in business conditions; acquisition of additional generating assets; revised load growth estimates; changes in environmental regulations; changes in existing nuclear plants to meet new regulatory requirements; increasing costs of labor, equipment, and materials; and cost of capital. At December 31, 2001, significant purchase commitments were outstanding in connection with the construction program. Southern Company has approximately 4,500 megawatts of additional generating capacity scheduled to be placed in service by 2003, of which 3,900 megawatts will be competitive generation assets.

   See Management's Discussion and Analysis under "Environmental Matters" for information on the impact of the Clean Air Act Amendments of 1990 and other environmental matters.

Fuel and Purchased Power Commitments

To supply a portion of the fuel requirements of the generating plants, Southern Company has entered into various long-term commitments for the procurement of fossil and nuclear fuel. In most cases, these contracts contain provisions for price escalations, minimum purchase levels, and other financial commitments. Natural gas purchases are based on various indices at the time of delivery; therefore, only the volume commitments are firm and disclosed in the following chart. Also, Southern Company has entered into various long-term commitments for the purchase of electricity. Total estimated minimum long-term obligations at December 31, 2001, were as follows:

                           Natural
                             Gas                     Purchased
Year                       MMBtu           Fuel        Power
----                    ------------      ---------------------
                        (in millions)      (in millions)
2002                        163,595    $  2,399       $     97
2003                        188,245       2,185            100
2004                        118,245       1,541             95
2005                         66,390       1,218             95
2006                         49,085       1,155             95
2007 and thereafter          18,120       3,627            879
---------------------------------------------------------------
Total commitments           603,680     $12,125         $1,361
===============================================================

Operating Leases

In May 2001, Mississippi Power began the initial 10-year term of a lease agreement signed in 1999 for a combined cycle generating facility built at Plant Daniel. The facility cost approximately $370 million. The lease provides for a residual value guarantee -- approximately 71 percent of the completion cost -- by Mississippi Power that is due upon termination of the lease in certain circumstances. The lease also includes purchase and renewal options. Upon termination of the lease, Mississippi Power may either exercise its purchase option of the facility or allow it to be sold to a third party. Mississippi Power expects the fair market value of the leased facility to substantially reduce or eliminate its payment under the residual value guarantee. The amount of future minimum operating lease payments exclusive of any payment related to this guarantee will be approximately $25 million annually during the initial term.

   Southern Company has other operating lease agreements with various terms and expiration dates. Total operating lease expenses were $64 million, $42 million, and $35 million for 2001, 2000, and 1999, respectively. At December 31, 2001, estimated minimum rental commitments for noncancelable operating leases were as follows:

Year                                                   Amounts
----                                             --------------
                                                 (in millions)
2002                                                     $  74
2003                                                        71
2004                                                        70
2005                                                        66
2006                                                        58
2007 and thereafter                                        317
---------------------------------------------------------------
Total minimum payments                                    $656
===============================================================

   In addition to the above rental commitments, Alabama Power and Georgia Power have obligations upon expiration of certain rail car leases with respect to the residual value of the leased property. These leases expire in 2004, 2006, and 2010, and the maximum obligations are $39 million, $66 million, and $40 million, respectively. At the termination of the leases, the lessee may either exercise its purchase option or the property can be sold to a third party. Alabama Power and Georgia Power expect that the fair market value of the leased property would substantially reduce or eliminate the payments under the residual value obligations.

Southern Company and Subsidiary Companies 2001 Annual Report


Guarantees

Southern Company has made separate guarantees to certain counterparties regarding performance of contractual commitments by Mirant's trading and marketing subsidiaries. At December 31, 2001, the total original notional amount of guarantees was $53 million, all of which will expire by 2007. Estimated fair value of these net contractual commitments outstanding was approximately $25 million. Under the terms of the separation agreement, Mirant may not enter into any new commitments under these guarantees after the spin off date. Based upon a statistical analysis of credit risk, Southern Company's potential exposure under these contractual commitments would not materially differ from the estimated fair value.

   Mirant will pay Southern Company a fee of 1 percent annually on the average aggregate maximum principal amount of all guarantees outstanding until they are replaced or expire. Mirant must use reasonable efforts to release Southern Company from all such support arrangements and will indemnify Southern Company for any obligations incurred.

10. NUCLEAR INSURANCE

Under the Price-Anderson Amendments Act of 1988, Alabama Power and Georgia Power maintain agreements of indemnity with the NRC that, together with private insurance, cover third-party liability arising from any nuclear incident occurring at the companies' nuclear power plants. The act provides funds up to $9.5 billion for public liability claims that could arise from a single nuclear incident. Each nuclear plant is insured against this liability to a maximum of $200 million by American Nuclear Insurers (ANI), with the remaining coverage provided by a mandatory program of deferred premiums that could be assessed, after a nuclear incident, against all owners of nuclear reactors. A company could be assessed up to $88 million per incident for each licensed reactor it operates, but not more than an aggregate of $10 million per incident to be paid in a calendar year for each reactor. Such maximum assessment, excluding any applicable state premium taxes, for Alabama Power and Georgia Power -- based on its ownership and buyback interests -- is $176 million and $178 million, respectively, per incident, but not more than an aggregate of $20 million per company to be paid for each incident in any one year.

   Alabama Power and Georgia Power are members of Nuclear Electric Insurance Limited (NEIL), a mutual insurer established to provide property damage insurance in an amount up to $500 million for members' nuclear generating facilities.

   Additionally, both companies have policies that currently provide decontamination, excess property insurance, and premature decommissioning coverage up to $2.25 billion for losses in excess of the $500 million primary coverage. This excess insurance is also provided by NEIL.

   NEIL also covers the additional costs that would be incurred in obtaining replacement power during a prolonged accidental outage at a member's nuclear plant. Members can purchase this coverage, subject to a deductible waiting period of between 8 to 26 weeks, with a maximum per occurrence per unit limit of $490 million. After this deductible period, weekly indemnity payments would be received until either the unit is operational or until the limit is exhausted in approximately three years.

   Under each of the NEIL policies, members are subject to assessments if losses each year exceed the accumulated funds available to the insurer under that policy. The current maximum annual assessments for Alabama Power and Georgia Power under the three NEIL policies would be $35 million and $39 million, respectively.

   Following the terrorist attacks of September 2001, both ANI and NEIL confirmed that terrorist acts against commercial nuclear power plants would be covered under their insurance. However, both companies revised their policy terms on a prospective basis to include an industry aggregate for all terrorist acts. The NEIL aggregate, which applies to all claims stemming from terrorism within a 12-month duration, is $3.24 billion plus any amounts that would be available through reinsurance or indemnity from an outside source. The ANI cap is $200 million in a policy year.

   For all on-site property damage insurance policies for commercial nuclear power plants, the NRC requires that the proceeds of such policies shall be dedicated first for the sole purpose of placing the reactor in a safe and stable condition after an accident. Any remaining proceeds are to be applied next toward the costs of decontamination and debris removal operations ordered by the NRC, and any further remaining proceeds are to be paid either to the company or to its bond trustees as may be appropriate under the policies and applicable trust indentures.

   All retrospective assessments -- whether generated for liability, property, or replacement power -- may be subject to applicable state premium taxes.

Southern Company and Subsidiary Companies 2001 Annual Report


11. DISCOUNTINUED OPERATIONS

In April 2000, Southern Company announced an initial public offering of up to
19.9 percent of Mirant and its intentions to spin off the remaining ownership of Mirant to Southern Company stockholders within 12 months of the initial stock offering. On October 2, 2000, Mirant completed its initial public offering of
66.7 million shares of common stock priced at $22 per share. This represented
19.7 percent of the 338.7 million shares outstanding. As a result of the stock offering, Southern Company recorded a $560 million increase in paid-in capital with no gain or loss being recognized.

   On February 19, 2001, the Southern Company Board of Directors approved the spin off of its remaining ownership of 272 million Mirant shares. On April 2, 2001, the tax-free distribution of Mirant shares was completed at a ratio of approximately 0.4 for every share of Southern Company common stock held at record date.

   The distribution resulted in charges of approximately $3.2 billion and $0.4 billion to Southern Company's paid-in capital and retained earnings, respectively. The distribution was treated as a non-cash transaction for purposes of the statement of cash flows.

   As a result of the spin off, Southern Company's financial statements reflect Mirant's results of operations, balance sheets, and cash flows as discontinued operations. Certain amounts in the cash flows related to intercompany eliminations for 2000 and 1999 have been reclassified from cash provided from operating activities to cash used for discontinued operations.

   Summarized financial information for the discontinued operations is as follows at December 31:


                                     2001       2000      1999
-----------------------------------------------------------------
                                           (in millions)
Revenues                           $8,182    $13,315    $2,265
Income taxes                           93         86       127
Net income                            142        319       361
-----------------------------------------------------------------

                                                          2000
-----------------------------------------------------------------
                                                 (in millions)
Current assets                                        $  9,057
Total assets                                            22,377
Current liabilities                                      9,726
Total liabilities                                       17,585
Minority and other interests                             1,472
Net assets of
   discontinued operations                               3,320
-----------------------------------------------------------------

12. SEGMENT AND RELATED INFORMATION

Southern Company's reportable business segment is the sale of electricity in the Southeast by the five operating companies and Southern Power. Net income and total assets for discontinued operations are included in the reconciling eliminations column. The all other category includes parent Southern Company, which does not allocate operating expenses to business segments. Also, this category includes segments below the quantitative threshold for separate disclosure. These segments include telecommunications, energy products and services, and leasing and financing services. Intersegment revenues are not material. Financial data for business segments and products and services are as follows:


Business Segments

                                          Electric                    All              Reconciling
Year                                     Utilities                  Other             Eliminations            Consolidated
----                                     -----------------------------------------------------------------------------------
                                                                           (in millions)
2001
-----
Operating revenues                        $  9,906                $   267                 $    (18)                $10,155
Depreciation and amortization                1,144                     29                        -                   1,173
Interest income                                 21                      8                       (2)                     27
Interest expense                               591                    137                       (2)                    726
Income taxes                                   702                   (144)                       -                     558
Segment net income (loss)                    1,149                    (30)                     143                   1,262
Total assets                                29,389                  2,420                   (1,985)                 29,824
Gross property additions                     2,565                     52                        -                   2,617
----------------------------------------------------------------------------------------------------------------------------

Southern Company and Subsidiary Companies 2001 Annual Report

                                          Electric                    All              Reconciling
Year                                     Utilities                  Other             Eliminations            Consolidated
-----                                   ------------------------------------------------------------------------------------
                                                                                   (in millions)
2000
----
Operating revenues                        $  9,860                $   246                 $    (40)                $10,066
Depreciation and amortization                1,135                     36                        -                   1,171
Interest income                                 21                      7                        1                      29
Interest expense                               615                    197                        -                     812
Income taxes                                   703                   (115)                       -                     588
Segment net income (loss)                    1,109                   (115)                     319                   1,313
Total assets                                26,820                  2,200                    2,240                  31,260
Gross property additions                     2,199                     26                        -                   2,225
----------------------------------------------------------------------------------------------------------------------------

                                          Electric                    All              Reconciling
Year                                     Utilities                  Other             Eliminations            Consolidated
----                                    ------------------------------------------------------------------------------------
                                                                           (in millions)
1999
----
Operating revenues                         $ 9,125                $   221                 $    (29)               $  9,317
Depreciation and amortization                1,046                     93                        -                   1,139
Interest income                                 23                      5                        2                      30
Interest expense                               585                    155                      (38)                    702
Income taxes                                   675                     76                        -                     599
Segment net income (loss)                    1,073                   (158)                     361                   1,276
Total assets                                25,336                  2,127                    1,828                  29,291
Gross property additions                     1,854                     27                        -                   1,881
----------------------------------------------------------------------------------------------------------------------------


Products and Services

                                                         Electric Utilities Revenues
                                    ------------------------------------------------------------------------------------
Year                                Retail            Wholesale                      Other                       Total
----                                ------------------------------------------------------------------------------------
                                                                (in millions)

2001                                $8,440               $1,174                       $292                      $9,906
2000                                 8,600                  977                        283                       9,860
1999                                 8,090                  823                        212                       9,125
------------------------------------------------------------------------------------------------------------------------

13. QUARTERLY FINANCIAL INFORMATION FOR CONTINUING OPERATIONS (UNAUDITED)

Summarized quarterly financial data for 2001 and 2000 are as follows:

                                                                                              Per Common Share (Note)
                                                                        -----------------------------------------------------
                              Operating    Operating Consolidated          Basic                              Price Range
Quarter Ended                 Revenues       Income   Net Income        Earnings       Dividends          High          Low
--------------               ------------------------------------       -----------------------------------------------------
                                          (in millions)
March 2001                     $2,270          $475         $180          $0.26          $0.335       $21.650       $16.152
June 2001                       2,561           585          270           0.40           0.335        23.880        20.890
September 2001                  3,165           998          554           0.80           0.335        26.000        22.050
December 2001                   2,159           333          116           0.16           0.335        25.980        22.300

March 2000                     $2,052        $  428         $151          $0.23          $0.335       $25.875       $20.375
June 2000                       2,522           598          256           0.39           0.335        27.875        21.688
September 2000                  3,198         1,039          523           0.81           0.335        35.000        23.406
December 2000                   2,294           340           64           0.09           0.335        33.880        27.500
-----------------------------------------------------------------------------------------------------------------------------
Southern Company's business is influenced by seasonal weather conditions.
Note: Market price data in 2001 declined as a result of the Mirant spin off.

Selected Consolidated Financial and Operating Data 1997-2001
Southern Company and Subsidiary Companies 2001 Annual Report

-----------------------------------------------------------------------------------------------------------------------------
                                                                     2001           2000        1999       1998        1997
-----------------------------------------------------------------------------------------------------------------------------

Operating Revenues (in millions)                                  $10,155        $10,066      $9,317     $9,499      $8,774
Total Assets (in millions)                                        $29,824        $31,260     $29,291    $28,723     $27,898
Gross Property Additions (in millions)                             $2,617         $2,225      $1,881     $1,356      $1,138
Return on Average Common Equity (percent)                           13.51          13.20       13.43      10.04       10.30
Cash Dividends Paid Per Share of Common Stock                       $1.34          $1.34       $1.34      $1.34       $1.30
-----------------------------------------------------------------------------------------------------------------------------
Consolidated Net Income (in millions):
   Continuing operations                                           $1,120        $   994     $   915       $986        $990
   Discontinued operations                                            142            319         361         (9)        (18)
-----------------------------------------------------------------------------------------------------------------------------
   Total                                                           $1,262         $1,313      $1,276       $977        $972
=============================================================================================================================
Earnings Per Share From Continuing Operations --
   Basic                                                            $1.62          $1.52       $1.33      $1.41       $1.45
   Diluted                                                           1.61           1.52        1.33       1.41        1.45
Earnings Per Share Including Discontinued Operations --
   Basic                                                            $1.83          $2.01       $1.86      $1.40       $1.42
   Diluted                                                           1.82           2.01        1.86       1.40        1.42
-----------------------------------------------------------------------------------------------------------------------------
Capitalization (in millions):
Common stock equity                                              $  7,984        $10,690    $  9,204   $  9,797    $  9,647
Preferred stock and securities                                      2,644          2,614       2,615      2,465       2,155
Long-term debt                                                      8,297          7,843       7,251      6,505       6,347
-----------------------------------------------------------------------------------------------------------------------------
Total excluding amounts due within one year                       $18,925        $21,147     $19,070    $18,767     $18,149
=============================================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                  42.2           50.6        48.3       52.2        53.2
Preferred stock and securities                                       13.9           12.3        13.7       13.1        11.9
Long-term debt                                                       43.9           37.1        38.0       34.7        34.9
-----------------------------------------------------------------------------------------------------------------------------
Total excluding amounts due within one year                         100.0          100.0       100.0      100.0       100.0
=============================================================================================================================
Other Common Stock Data (Note):
Book value per share (year-end)                                    $11.44         $15.69      $13.82     $14.04      $13.91
Market price per share:
   High                                                           $26.000        $35.000     $29.625    $31.563     $26.250
   Low                                                             16.152         20.375      22.063     23.938      19.875
   Close                                                           25.350         33.250      23.500     29.063      25.875
Market-to-book ratio (year-end) (percent)                           221.6          211.9       170.0      207.0       186.0
Price-earnings ratio (year-end) (times)                              15.6           16.5        12.6       20.8        18.2
Dividends paid (in millions)                                         $922           $873        $921       $933        $889
Dividend yield (year-end) (percent)                                   5.3            4.0         5.7        4.6         5.0
Dividend payout ratio (percent)                                      82.4           66.5        72.2       95.6        91.5
Shares outstanding (in thousands):
   Average                                                        689,352        653,087     685,163    696,944     685,033
   Year-end                                                       698,344        681,158     665,796    697,747     693,423
Stockholders of record (year-end)                                 150,242        160,116     174,179    187,053     200,508
-----------------------------------------------------------------------------------------------------------------------------
Customers (year-end) (in thousands):
Residential                                                         3,441          3,398       3,339      3,277       3,220
Commercial                                                            539            527         513        497         479
Industrial                                                             14             14          15         15          16
Other                                                                   4              5           4          5           5
-----------------------------------------------------------------------------------------------------------------------------
Total                                                               3,998          3,944       3,871      3,794       3,720
=============================================================================================================================
Employees (year-end)                                               26,122         26,021      26,269     25,206      24,682
-----------------------------------------------------------------------------------------------------------------------------
Note:  Common stock data in 2001 declined as a result of the Mirant spin off.


Selected Consolidated Financial and Operating Data 1997-2001 (continued)
Southern Company and Subsidiary Companies 2001 Annual Report

------------------------------------------------------------------------------------------------------------------------------------
                                                                     2001           2000        1999       1998        1997
------------------------------------------------------------------------------------------------------------------------------------

Operating Revenues (in millions):
Residential                                                      $  3,247       $  3,361      $3,107     $3,167      $2,836
Commercial                                                          2,966          2,918       2,745      2,766       2,594
Industrial                                                          2,144          2,289       2,238      2,268       2,138
Other                                                                  83             32           -         79          77
------------------------------------------------------------------------------------------------------------------------------------
Total retail                                                        8,440          8,600       8,090      8,280       7,645
Sales for resale within service area                                  338            377         350        374         376
Sales for resale outside service area                                 836            600         473        522         510
------------------------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                            9,614          9,577       8,913      9,176       8,531
Other revenues                                                        541            489         404        323         243
------------------------------------------------------------------------------------------------------------------------------------
Total                                                             $10,155        $10,066      $9,317     $9,499      $8,774
====================================================================================================================================
Kilowatt-Hour Sales (in millions):
Residential                                                        44,538         46,213      43,402     43,503      39,217
Commercial                                                         46,939         46,249      43,387     41,737      38,926
Industrial                                                         52,891         56,746      56,210     55,331      54,196
Other                                                                 977            970         945        929         903
------------------------------------------------------------------------------------------------------------------------------------
Total retail                                                      145,345        150,178     143,944    141,500     133,242
Sales for resale within service area                                9,388          9,579       9,440      9,847       9,884
Sales for resale outside service area                              21,380         17,190      12,929     12,988      13,761
------------------------------------------------------------------------------------------------------------------------------------
Total                                                             176,113        176,947     166,313    164,335     156,887
====================================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                          7.29           7.27        7.16       7.28        7.23
Commercial                                                           6.32           6.31        6.33       6.63        6.66
Industrial                                                           4.05           4.03        3.98       4.10        3.95
Total retail                                                         5.81           5.73        5.62       5.85        5.74
Sales for resale                                                     3.82           3.65        3.68       3.92        3.75
Total sales                                                          5.46           5.41        5.36       5.58        5.44
Average Annual Kilowatt-Hour
   Use Per Residential Customer                                    13,014         13,702      13,107     13,379      12,296
Average Annual Revenue Per Residential Customer                   $948.83        $996.44     $938.39    $973.94     $889.29
Plant Nameplate Capacity Owned (year-end) (megawatts)              34,579         32,807      31,425     31,161      31,146
Maximum Peak-Hour Demand (megawatts):
Winter                                                             26,272         26,370      25,203     21,108      22,969
Summer                                                             29,700         31,359      30,578     28,934      27,334
System Reserve Margin (at peak) (percent)                            19.3            8.1         8.5       12.8        15.0
Annual Load Factor (percent)                                         62.0           60.2        59.2       60.0        59.4
Plant Availability (percent):
Fossil-steam                                                         88.1           86.8        83.3       85.2        88.2
Nuclear                                                              90.8           90.5        89.9       87.8        88.8
------------------------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                 67.5           72.3        73.1       72.8        74.7
Nuclear                                                              15.2           15.1        15.7       15.4        16.5
Hydro                                                                 2.6            1.5         2.3        3.9         4.3
Oil and gas                                                           8.4            4.0         2.8        3.3         1.7
Purchased power                                                       6.3            7.1         6.1        4.6         2.8
------------------------------------------------------------------------------------------------------------------------------------
Total                                                               100.0          100.0       100.0      100.0       100.0
====================================================================================================================================

                                                                       II-44

                              ALABAMA POWER COMPANY
                               FINANCIAL SECTION

MANAGEMENT'S REPORT
Alabama Power Company 2001 Annual Report


The management of Alabama Power Company has prepared -- and is responsible for -- the financial statements and related information included in this report. These statements were prepared in accordance with accounting principles generally accepted in the United States and necessarily include amounts that are based on the best estimates and judgments of management. Financial information throughout this annual report is consistent with the financial statements.

    The Company maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that the accounting records reflect only authorized transactions of the Company. Limitations exist in any system of internal controls, however, based on a recognition that the cost of the system should not exceed its benefits. The Company believes its system of internal accounting controls maintains an appropriate cost/benefit relationship.

    The Company's system of internal accounting controls is evaluated on an ongoing basis by the Company's internal audit staff. The Company's independent public accountants also consider certain elements of the internal control system in order to determine their auditing procedures for the purpose of expressing an opinion on the financial statements.

    The audit committee of the board of directors, composed of four independent directors, provides a broad overview of management's financial reporting and control functions. Periodically, this committee meets with management, the internal auditors and the independent public accountants to ensure that these groups are fulfilling their obligations and to discuss auditing, internal controls, and financial reporting matters. The internal auditors and independent public accountants have access to the members of the audit committee at any time.

    Management believes that its policies and procedures provide reasonable assurance that the Company's operations are conducted according to a high standard of business ethics.

    In management's opinion, the financial statements present fairly, in all material respects, the financial position, results of operations and cash flows of Alabama Power Company in conformity with accounting principles generally accepted in the United States.


/s/Charles D. McCrary
Charles D. McCrary
President
and Chief Executive Officer


/s/William B. Hutchins, III
William B. Hutchins, III
Executive Vice President,
Chief Financial Officer, and Treasurer

February 13, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Alabama Power Company:


We have audited the accompanying balance sheets and statements of capitalization of Alabama Power Company (an Alabama corporation and a wholly owned subsidiary of Southern Company) as of December 31, 2001 and 2000, and the related statements of income, common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements (pages II-58 through II-76) referred to above present fairly, in all material respects, the financial position of Alabama Power Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

   As explained in Note 1 to the financial statements, effective January 1, 2001, Alabama Power Company changed its method of accounting for derivative instruments and hedging activities.





/s/Arthur Andersen LLP
Birmingham, Alabama
February 13, 2002

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Alabama Power Company 2001 Annual Report


RESULTS OF OPERATIONS

Earnings

Alabama Power Company's 2001 net income after dividends on preferred stock was $387 million, representing a $33 million (7.9 percent) decrease from the prior year. This decline is primarily attributable to a decrease in territorial energy sales as a result of an economic downturn and milder temperatures.

    In 2000 earnings were $420 million, representing a 5 percent increase from the prior year. This improvement was primarily attributable to an increase in territorial sales partially offset by increased non-fuel operating expenses.

    The return on average common equity for 2001 was 11.89 percent compared to
13.58 percent in 2000 and 13.85 percent in 1999.


Revenues

Operating revenues for 2001 were $3.6 billion, reflecting a decrease from 2000. The following table summarizes the principal factors that have affected operating revenues for the past two years:

                                           Increase (Decrease)
                              Amount         From Prior Year
                           --------------------------------------
                               2001         2001         2000
-----------------------------------------------------------------
                                         (in thousands)
Retail --
Base revenues              $2,033,814   $ (75,125)    $ 80,264
Fuel cost recovery
   and other                  713,859    (129,909)      61,326
-----------------------------------------------------------------
Total retail                2,747,673    (205,034)     141,590
-----------------------------------------------------------------
Sales for resale --
   Non-affiliates             485,974      24,244       46,353
   Affiliates                 245,189      78,970       73,780
-----------------------------------------------------------------
Total sales for resale        731,163     103,214      120,133
Other operating
   revenues                   107,554      20,749       20,264
-----------------------------------------------------------------
Total operating
   revenues                $3,586,390   $ (81,071)    $281,987
=================================================================
Percent change                             (2.21)%        8.33%
-----------------------------------------------------------------

    Retail revenues of $2.7 billion in 2001 decreased
$205 million (6.9 percent) from the prior year, compared with an increase of $142 million (5 percent) in 2000. The primary contributors to the decrease in revenues in 2001 were the negative impact of milder temperatures on energy sales, an economic downturn in the Company's service territory, and a decrease in fuel revenues. Fuel revenues have no effect on net income because they represent the recording of revenues to offset fuel expenses. Fuel rates billed to customers are designed to fully recover fluctuating fuel costs over a period of time. Lower natural gas prices, an increased fuel rate, and increased hydro production combined with decreased costs of purchased power have resulted in a $154 million (65 percent) reduction in under-recovered fuel costs at December 31, 2001 compared with the prior year. The Company expects to continue to reduce the balance of $83 million during 2002.

Alabama Power Company 2001 Annual Report


    Other operating revenues in 2001 increased $21 million (23.9 percent) over 2000. This increase is primarily attributed to increased steam sales in conjunction with the operation of the Company's co-generation facilities, fuel sales, and rent from electric property. Since co-generation steam revenues are generally offset by fuel expenses, these revenues did not have a significant impact on earnings.

    The $20 million (30.5 percent) increase in other operating revenues in 2000 as compared to 1999 was due primarily to an increase in steam sales in conjunction with the operation of the Company's co-generation facilities.

    Energy sales for resale outside the service area are predominantly unit power sales under long-term contracts to Florida utilities. Economy energy and energy sold under short-term contracts are also sold for resale outside the service area. Revenues from long-term power contracts have both a capacity and energy component. Capacity revenues reflect the recovery of fixed costs and a return on investment under the contracts. Energy is generally sold at variable cost. These capacity and energy components of the unit power contracts were as follows:

                           2001           2000          1999
                  -------------------------------------------
                                     (in millions)

 Capacity                  $125           $127          $122
 Energy                     134            128           112
 ------------------------------------------------------------
 Total                     $259           $255          $234
 ============================================================

    Capacity revenues from non-affiliates were relatively unchanged in 2001 compared to the prior two years. There are no scheduled declines in capacity until the termination of the contracts in 2010.

    Revenues from sales to affiliated companies within the Southern electric system, as well as purchases of energy, will vary from year to year depending on demand and the availability and cost of generating resources at each company. These transactions did not have a significant impact on earnings.

    Kilowatt-hour (KWH) sales for 2001 and the percent change by year were as follows:

                              KWH            Percent Change
                         ----------------------------------------
                             2001          2001          2000
                         ----------------------------------------
                          (millions)

Residential                  15,881       (5.3)%         6.8%
Commercial                   12,799       (1.5)          5.5
Industrial                   20,460       (7.4)          0.7
Other                           198       (3.9)          2.3
                         ------------
Total retail                 49,338       (5.2)          3.8
Sales for resale -
   Non-affiliates            15,278        2.9          19.4
   Affiliates                 8,843       64.7           6.7
                         ------------
Total                        73,459        1.6           6.9
-----------------------------------------------------------------

    Retail energy sales in 2001 decreased by 5.2 percent due to milder temperatures and an economic downturn in the Company's service area. This was offset by an increase in sales for resale to affiliates. Increased operation of the Company's combined cycle facilities due to lower natural gas prices and an increase in the Company's combined cycle capacity contributed to the increase in sales for resale.

    The increase in 2000 retail energy sales was primarily due to the strength of business and economic conditions in the Company's service area. Residential energy sales experienced a 6.8 percent increase over the prior year primarily as a result of warmer summer temperatures and cold winter weather conditions compared to 1999.

Expenses

In 2001 total operating expenses of $2.7 billion were down $50 million or 1.8 percent compared with 2000. This decline is mainly due to an $18 million net decrease in fuel and purchased power costs and a $56 million decrease in non-production operation and maintenance expenses, offset by a $19 million increase in depreciation. Fuel expenses, including purchased power, are offset by fuel revenues and have no effect on net income.

    In 2000 total operating expenses of $2.7 billion were up $235 million or 9.4 percent compared with the prior year. This increase was mainly due to a $183 million increase in fuel and purchased power costs, accompanied by a $23 million increase in maintenance expenses.

Alabama Power Company 2001 Annual Report


    Fuel costs constitute the single largest expense for the Company. The mix of fuel sources for generation of electricity is determined primarily by system load, the unit cost of fuel consumed, and the availability of hydro and nuclear generating units. The amount and sources of generation and the average cost of fuel per net KWH generated were as follows:

                                    --------------------------
                                      2001     2000     1999
                                    --------------------------
Total generation
    (billions of KWHs)                  68       65       63

Sources of generation
    (percent) --
       Coal                             64       72       72
       Nuclear                          18       19       20
       Hydro                             6        3        5
       Oil & Gas                        12        6        3
Average cost of fuel per net
    KWH generated
       (cents) --                     1.56     1.54     1.44
==============================================================

    In 2001, total fuel and purchased power costs of $1.3 billion decreased $18 million (1.4 percent), while total energy sales increased 1,174 million kilowatt hours (1.6 percent) compared with the amounts recorded in 2000. Fuel and purchased power costs in 2000 increased $183 million (16 percent) compared to 1999.

    Purchased power consists of purchases from affiliates in the Southern electric system and non-affiliated companies. Purchased power transactions among the Company and its affiliates will vary from period to period depending on demand, the availability, and the variable production cost of generating resources at each company. During 2001 purchased power transactions from non-affiliates decreased $20 million (12 percent) due to the addition in May 2001 of a combined cycle unit and an 82 percent increase in hydro generation compared to the previous year. The hydro generation increase occurred from greater stream flows in 2001 compared to the previous year.

    The 6 percent decrease in other operation expense in 2001 as compared to 2000 is primarily due to a decrease in administrative and general expenses, which can be mainly attributed to insurance refunds.

    The 8.5 percent decrease in maintenance expense in 2001 as compared to 2000 is primarily due to a decrease in power production expense as a result of timing of maintenance for steam power generation facilities. The 8.4 percent increase in maintenance expense in 2000 as compared to 1999 is primarily attributable to an increase in the maintenance of overhead distribution lines and additional accruals to partially replenish the natural disaster reserve.

    Depreciation and amortization expense increased 5.2 percent in 2001 and 4.9 percent in 2000. These increases reflect additions to property, plant, and equipment.

      Total net interest and other charges increased $10 million (4.0 percent) in 2001. The increase reflected a decrease in Allowance for Funds Used During Construction (AFUDC) resulting in a smaller credit to interest expense than was recorded in 2000. Total net interest and other charges increased $19 million (7.9 percent) in 2000 primarily from an increase in interest on long-term debt offset by an increase in AFUDC, which resulted in a larger credit to interest expense.

Effects of Inflation

The Company is subject to rate regulation and income tax laws that are based on the recovery of historical costs. Therefore, inflation creates an economic loss because the Company is recovering its costs of investments in dollars that have less purchasing power. While the inflation rate has been relatively low in recent years, it continues to have an adverse effect on the Company because of the large investment in utility plant with long economic lives. Conventional accounting for historical cost does not recognize this economic loss nor the partially offsetting gain that arises through financing facilities with fixed-money obligations, such as long-term debt and preferred securities. Any recognition of inflation by regulatory authorities is reflected in the rate of return allowed.

Future Earnings Potential

General

The results of continuing operations for the past three years are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors. The major factor is the ability of the Company to achieve energy sales growth while containing cost in a more competitive environment. Growth in energy sales is subject to a number of factors. These factors include weather, competition, new short- and long-term

Alabama Power Company 2001 Annual Report


contracts with neighboring utilities, energy conservation practiced by customers, the elasticity of demand, and the rate of economic growth in the Company's service area.

    Assuming normal weather, sales to retail customers are projected to grow approximately 2.4 percent annually on average during 2002 through 2006.

    The Company currently operates as a vertically integrated utility providing electricity to customers within its traditional service area located in the state of Alabama. Prices for electricity provided by the Company to retail customers are set by the Alabama Public Service Commission (APSC) under cost-based regulatory principles.

    Rates to retail customers served by the Company are regulated by the APSC. Rates for the Company can be adjusted periodically within certain limitations based on earned retail rate of return compared with an allowed return. The rates also provide for adjustments to recognize the placing of new generating facilities into retail service under Rate CNP (Certificated New Plant). Effective July 2001, the Company's retail rates were adjusted by 0.6 percent under Rate CNP to recover costs for Plant Barry Unit 7, which was placed into commercial operation on May 1, 2001. Most recently, a 2 percent increase in retail rates was effective in October 2001, in accordance with the Rate Stabilization Equalization plan. See Note 3 to the financial statements under "Retail Rate Adjustment Procedures" for additional information.

    In December 1995, the APSC issued an order authorizing the Company to reduce balance sheet items-- such as plant and deferred charges -- at any time the Company's actual base rate revenues exceed the budgeted revenues.

    In April 2000, the APSC approved an amendment to the Company's existing rate structure to provide for the recovery of retail costs associated with certified purchased power agreements. In November 2000 the APSC certified a seven-year purchased power agreement pertaining to 615 megawatts of the wholesale generating facilities, which were sold to Southern Power in June 2001 and are under construction in Autaugaville, Alabama. All of the 615 megawatts will be delivered beginning in 2003. In addition the APSC certified a seven-year purchased power agreement with a third party for approximately 630 megawatts; one half of the power will be delivered beginning in 2003 while the remaining half is scheduled for delivery beginning in 2004. Rate CNP will adjust retail rates when the contracted capacity delivery begins.

    In accordance with Financial Accounting Standards Board (FASB) Statement No. 87, Employers' Accounting for Pensions, the Company recorded non-cash income of approximately $57 million in 2001. Future pension income is dependent on several factors including trust earnings and changes to the plan. For the Company, pension income is a component of the regulated rates and does not have a significant effect on net income. For more information see Note 2 to the financial statements.

    The Company is involved in various matters being litigated. See Note 3 to the financial statements for information regarding material issues that could possibly affect future earnings.

    Compliance costs related to current and future environmental laws, regulations, and litigation could affect earnings if such costs are not fully recovered. The Clean Air Act and other important environmental items are discussed later under "Environmental Matters."

Industry Restructuring

    The electric utility industry in the United States is continuing to evolve as a result of regulatory and competitive factors. Among the primary agents of change has been the Energy Policy Act of 1992 (Energy Act). The Energy Act allows independent power producers (IPPs) to access a utility's transmission network in order to sell electricity to other utilities. This enhances the incentive for IPPs to build cogeneration plants for a utility's large industrial and/or commercial customers and sell excess energy generation to other utilities. Also, electricity sales for resale rates are affected by wholesale transmission access and numerous potential new energy suppliers, including power marketers and brokers.

   Although the Energy Act does not permit retail customer access, it was a major catalyst for the recent restructuring and consolidation taking place within the utility industry. Numerous federal and state initiatives are in varying stages to promote wholesale and retail competition. Among other things these initiatives allow customers to choose their electricity provider. Some states have approved initiatives that result in a separation of the ownership and/or operation of generating facilities from the ownership and/or operation of transmission and distribution facilities. While various restructuring and

Alabama Power Company 2001 Annual Report


competition initiatives have been discussed in Alabama, none have been enacted. In October 2000 the APSC completed a two-year study of electric industry restructuring, concluding that (i) restructuring of the electric utility industry in Alabama was not in the public interest and (ii) the APSC itself would not mandate retail competition or electric industry restructuring without enabling state legislation. Electric utility restructuring would require numerous issues to be resolved, including significant ones relating to recovery of any stranded investments, full cost recovery of energy produced, and other issues related to the energy crisis that occurred in California. As a result of that crisis, many states have either discontinued or delayed implementation of initiatives involving retail deregulation.

   Continuing to be a low-cost producer could provide opportunities to increase market share and profitability in markets that evolve with changing regulation. Conversely, if the Company does not remain a low-cost producer and provide quality service, then energy sales growth could be limited, and this could significantly erode earnings.

   The Company had 1,230 megawatts of wholesale generating facilities under construction in 2001 at Autaugaville, Alabama. In June 2001 the Company sold this project to Southern Power Company, a new Southern Company subsidiary formed in 2001 to construct, own, and manage wholesale generating assets in the Southeast. The Company has entered into a purchased power agreement with Southern Power, through May 2010, for half of the capacity of these generating facilities.

    In December 1999, the Federal Energy Regulatory Commission (FERC) issued its final ruling on Regional Transmission Organizations (RTOs). The order encouraged utilities owning transmission systems to form RTOs on a voluntary basis. Southern Company and its operating companies, including the Company, have submitted a series of status reports informing the FERC of progress toward the development of a Southeastern RTO. In these status reports, Southern Company explained that it is developing a for-profit RTO known as SeTrans with a number of non-jurisdictional cooperative and public power entities. Recently, Entergy Corporation and Cleco Power joined the SeTrans development process. In January 2002 the sponsors of SeTrans held a public meeting to form a Stakeholder Advisory Committee, which will participate in the development of the RTO. Southern Company continues to work with the other sponsors to develop the SeTrans RTO. The creation of SeTrans is not expected to have a material impact on the Company's financial statements. The outcome of this matter cannot now be determined.

Accounting Standards

Critical Policy

The Company's significant accounting policies are described in Note 1 to the financial statements. The Company's most critical accounting policy involves rate regulation. The Company is subject to the provisions of FASB Statement No. 71, Accounting for the Effects of Certain Types of Regulation. In the event that a portion of the Company's operation is no longer subject to these provisions, the Company would be required to write off related regulatory assets and liabilities that are not specifically recoverable and determine if any other assets have been impaired. See Note 1 to the financial statements under "Regulatory Assets and Liabilities" for additional information.

New Accounting Standards

Effective January 2001, the Company adopted FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Statement No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement requires that certain derivative instruments be recorded in the balance sheet as either an asset or liability measured at fair value, and that changes in the fair value be recognized currently in earnings unless specific hedge accounting criteria are met. See
Note 1 to the financial statements under "Financial Instruments" for additional information. The impact on net income in 2001 was not material. An additional interpretation of Statement No. 133 will result in a change - effective April 1, 2002 - in accounting for certain contracts related to fuel supplies that contain quantity options. These contracts will be accounted for as derivatives and marked to market. However, due to the existence of the Company's cost-based fuel recovery clause, this change is not expected to have a material impact on net income.

   In June 2001 the FASB issued Statement No. 142, Goodwill and Other Intangible Assets, which establishes new accounting and reporting standards for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion No. 17. Statement No. 142 addresses how intangible assets that are

Alabama Power Company 2001 Annual Report


acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for upon acquisition and on an ongoing basis. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, which are no longer limited to 40 years. The Company adopted Statement No.142 in January 2002 with no material impact on the financial statements.

   Also in June 2001, the FASB issued Statement No. 143, Asset Retirement Obligations, which establishes new accounting and reporting standards for legal obligations associated with retiring assets, including decommissioning of nuclear plants. The liability for an asset's future retirement must be recorded in the period in which the liability is incurred. The cost must be capitalized as part of the related long-lived asset and depreciated over the asset's useful life. Changes in the liability resulting from the passage of time will be recognized as operating expenses. Statement No. 143 must be adopted by January 1, 2003. The Company has not yet quantified the impact of adopting Statement No. 143 on its financial statements.

FINANCIAL CONDITION

Overview

In 2001, despite significant cost control measures, the Company's earnings were adversely impacted by an economic downturn and milder temperatures. However, over the last several years the Company's financial condition has remained stable as a result of growth in retail energy sales and cost control measures combined with significant lowering of the cost of capital, achieved through the refinancing and/or redemption of higher-cost long-term debt and preferred stock.

    The Company had gross property additions of $636 million in 2001. The majority of funds needed for gross property additions for the last several years have been provided from operating activities, principally from earnings and non-cash charges to income such as depreciation and deferred income taxes. The Statements of Cash Flows provide additional details.

Credit Rating Risk

The Company does not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.

Exposure to Market Risk

Due to cost-based rate regulation, the Company has limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to movements in electricity prices, the Company enters into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market. Realized gains and losses are recognized in the income statement as incurred. At December 31, 2001, exposure from these activities was not material to the Company's financial position, results of operations, or cash flows. Fair value of changes in energy trading contracts and year-end valuations are as follows:

                                                   Changes
                                               During the Year
                                             ------------------
                                                 Fair Value
---------------------------------------------------------------
                                               (in thousands)
Contracts beginning of year                       $  567
Contracts realized or settled                       (509)
New contracts at inception                             -
Changes in valuation techniques                        -
Current period changes                               156
---------------------------------------------------------------
Contracts end of year                             $  214
===============================================================

                                       Source of Year-End
                                        Valuation Prices
                              ------------------------------------
                                                   Maturity
                                 Total      ----------------------
                              Fair Value     Year 1     1-3 Years
------------------------------------------------------------------
                                         (in thousands)
------------------------------------------------------------------
Actively quoted               $(4,840)      $(4,801)      $(39)
External sources                5,054         5,054          -
Models and other
   methods                          -             -          -
------------------------------------------------------------------
Contracts end of Year         $   214       $   253       $(39)
==================================================================

    Also, based on the Company's overall variable rate long-term debt exposure at December 31, 2001, a near-term 100 basis point change in interest rates would not materially affect the financial statements.

    For additional information, see Note 1 to the financial statements under "Financial Instruments."

    In October 2001, the APSC approved a revision to the Company's Rate ECR (Energy Cost Recovery) allowing the recovery of specific costs associated with

Alabama Power Company 2001 Annual Report


the sales of natural gas that become necessary due to operating considerations at its electric generating facilities. This revision also includes the cost of financial tools used for hedging market price risk up to 75 percent of the budgeted annual amount of natural gas purchases. The Company may not engage in natural gas hedging activities that extend beyond a rolling 42-month window.


Capital Structure

The Company's ratio of common equity to total capitalization -- including short-term debt -- was 42.8 percent in 2001, 42.2 percent in 2000, and 42.4 percent in 1999.

    In August 2001, the Company issued $442 million of senior notes, the proceeds of which were used to redeem the $131.5 million outstanding principal of its First Mortgage Bonds, 9% Series due December 1, 2004 and for other corporate purposes, including the repayment of a portion of its short-term indebtedness.

Capital Requirements

Capital expenditures are estimated to be $671 million for 2002, $592 million for 2003, and $673 million for 2004. See Note 4 to the financial statements for additional details.

    Actual construction costs may vary from estimates because of changes in such factors as: business conditions; environmental regulations; nuclear plant regulations; load projections; the cost and efficiency of construction labor, equipment, and materials; and the cost of capital. In addition there can be no assurance that costs related to capital expenditures will be fully recovered.

Other Capital Requirements

In addition to the funds required for the Company's construction program, approximately $1.1 billion will be required by the end of 2004 for present sinking fund requirements and maturities of long-term debt. The Company plans to continue, when economically feasible, to retire higher cost debt and preferred stock and replace these obligations with lower-cost capital if market conditions permit.

    These capital requirements, lease obligations, and purchase commitments - discussed in notes 4 and 8 to the financial statements - are as follows:

                                 2002        2003        2004
-----------------------------------------------------------------
                                        (in millions)
Bonds -
    First mortgage            $   4.5     $    -      $    -
    Pollution control             -            -           -
Senior Notes                      -          573.2       525.0
Leases -
    Capital                       0.9          0.9         1.0
    Operating                    27.9         26.5        25.5
Purchase commitments -
    Fuel                        795.0        794.0       801.0
    Purchased Power               -           53.0        83.0
-----------------------------------------------------------------

    At the beginning of 2002, the Company had not used any of its available credit arrangements. Credit arrangements are as follows:

                                          Expires
                               ----------------------------------
 Total          Unused          2002          2003 & Beyond
-----------------------------------------------------------------
                         (in millions)
 $964             $964          $574            $390
-----------------------------------------------------------------

Environmental Matters

In November 1990, the Clean Air Act Amendments of 1990 (Clean Air Act) were signed into law. Title IV of the Clean Air Act -- the acid rain compliance provision of the law -- significantly affected Southern Company. Reductions in sulfur dioxide and nitrogen oxide emissions from fossil-fired generating plants were required in two phases. Phase I compliance began in 1995.

    Southern Company achieved Phase I compliance at its affected plants by primarily switching to low-sulfur coal and with some equipment upgrades. Construction expenditures for Phase I nitrogen oxide and sulfur dioxide emissions compliance totaled approximately $25 million for the Company.

    Phase II sulfur dioxide compliance was required in 2000. The Company used emission allowances and fuel switching to comply with Phase II requirements. Also, equipment to control nitrogen oxide emissions was installed on additional system fossil-fired units as necessary to meet Phase II limits. Compliance with Phase II increased the Company's total construction expenditures through 2000 by $63 million.

Alabama Power Company 2001 Annual Report


    In December 2000, the Alabama Department of Environmental Management adopted revisions to the State Implementation Plan for meeting the one-hour ozone standard. New emission limits to comply with these requirements must be implemented in May 2003. Two generating plants will be affected in the Birmingham area. Capital expenditures for compliance with these new rules are currently estimated at approximately $240 million, of which $170 million remains to be spent.

    In July 1997, the Environmental Protection Agency (EPA) revised the national ambient air quality standards for ozone and particulate matter. This revision made the standards significantly more stringent. In the subsequent litigation of these standards, the U. S. Supreme Court found the EPA's implementation program for the new ozone standard unlawful and remanded it to the EPA. In addition, the Federal District of Columbia Circuit Court of Appeals is considering other legal challenges to these standards. A court decision is expected in the spring of 2002. If the standards are eventually upheld, implementation could be required by 2007 to 2010.

    In September 1998, the EPA issued nitrogen oxide reduction rules to the states for implementation. The final rule affects 21 states, including Alabama. Compliance is required by May 31, 2004 for most states including Alabama. Capital expenditures for compliance with these new rules are currently estimated at approximately $175 million.

    A significant portion of costs related to the acid rain and ozone non-attainment provisions of the Clean Air Act is expected to be recovered through existing ratemaking provisions. However, there can be no assurance that all Clean Air Act costs will be recovered.

    On November 3, 1999, the EPA brought a civil action against the Company in the U.S. District Court in Atlanta, Georgia. The complaint alleges violations of the New Source Review provisions of the Clean Air Act with respect to coal-fired generating facilities at the Company's Plants Miller, Barry, and Gorgas. The civil action requests penalties and injunctive relief, including an order requiring the installation of the best available control technology at the affected units. The EPA concurrently issued to the Company a notice of violation relating to these specific facilities, as well as Plants Greene County and Gaston. In early 2000 the EPA filed a motion to amend its complaint to add the violations alleged in its notice of violation. The complaint and notice of violation are similar to those brought against and issued to several other electric utilities. The complaint and notice of violation allege that the Company had failed to secure necessary permits or install additional pollution control equipment when performing maintenance and construction at coal burning plants constructed or under construction prior to 1978. In August 2000, the U.S. District Court in Georgia granted the Company's motion to dismiss for lack of jurisdiction in Georgia. On January 12, 2001, the EPA re-filed its claims against the Company in federal district court in Birmingham, Alabama. The case has been stayed since the spring of 2001, pending a ruling by the U.S. Court of Appeals for the Eleventh Circuit in the appeal of a very similar New Source Review enforcement action against the Tennessee Valley Authority (TVA). The TVA case involves many of the same legal issues raised by the actions against the Company. Because the outcome of the TVA case could have a significant adverse impact on the Company, it is party to that case as well. The U.S. District Court in Alabama has indicated that it will revisit the issue of a continued stay in April 2002.

     The Company believes that it complied with applicable laws and the EPA's regulations and interpretations in effect at the time the work in question took place. However, an adverse outcome in this matter could require substantial capital expenditures that cannot be determined at this time and possibly require payment of substantial penalties. The Clean Air Act authorizes civil penalties of up to $27,500 per day per violation at each generating unit. Prior to January 30, 1997, the penalty was $25,000 per day. This could affect future results of operations, cash flows, and possibly financial condition unless such costs can be recovered through regulated rates.

    In December 2000, having completed its utility studies for mercury and other hazardous air pollutants (HAPS), the EPA issued a determination that an emission control program for mercury, and perhaps other HAPS is warranted. The program is being developed under the Maximum Achievable Control Technology provisions of the Clean Air Act, and the regulations are scheduled to be finalized by the end of 2004 with implementation to take place around 2007. In January 2001, the EPA proposed guidance for the determination of Best Available Retrofit Technology
(BART) emission controls under the Regional Haze Regulations. Installation of BART controls is expected to take place around 2010. Litigation of the Regional

Alabama Power Company 2001 Annual Report


Haze Regulations, including the BART provisions, is ongoing in the Federal District of Columbia Circuit Court of Appeals. A court decision is expected in mid-2002.

    Implementation of the final state rules for these initiatives could require substantial further reductions in nitrogen oxide and sulfur dioxide and reductions in mercury and other HAPS emissions from fossil-fired generating facilities and other industries in these states. Additional compliance costs and capital expenditures resulting from the implementation of these rules and standards cannot be determined until the results of legal challenges are known, and the states have adopted their final rules.

   In October 1997, the EPA issued regulations setting forth requirements for Compliance Assurance Monitoring (CAM) in its state and federal operating permit programs. These regulations were amended by the EPA in March 2001 in response to a court order resolving challenges to the rules brought by environmental groups and industry. Generally, this rule affects the operation and maintenance of electrostatic precipitators and could involve significant additional ongoing expense.

   The EPA and state environmental regulatory agencies are reviewing and evaluating various other matters including: control strategies to reduce regional haze; limits on pollutant discharges to impaired waters; cooling water intake restrictions; and hazardous waste disposal requirements. The impact of any new standards will depend on the development and implementation of applicable regulations.

    The Company must comply with other environmental laws and regulations that cover the handling and disposal of hazardous waste. Under these various laws and regulations, the Company could incur substantial costs to clean up properties. The Company conducts studies to determine the extent of any required cleanup and will recognize in the financial statements costs to clean up known sites. The Company has not incurred any significant cleanup costs to date.

   Several major pieces of environmental legislation are being considered for reauthorization or amendment by Congress. These include: the Clean Air Act; the Clean Water Act; the Comprehensive Environmental Response, Compensation, and Liability Act; the Resource Conservation and Recovery Act; the Toxic Substances Control Act; and the Endangered Species Act. Changes to these laws could affect many areas of the Company's operations. The full impact of any such changes cannot be determined at this time.

   Compliance with possible additional legislation related to global climate change, and other environmental and health concerns could significantly affect the Company. The impact of new legislation -- if any -- will depend on the subsequent development and implementation of applicable regulations.

Sources of Capital

The Company plans to obtain the funds required for construction and other purposes from sources similar to those used in the past, which were primarily from internal sources. However, the type and timing of any financings - if needed - will depend on market conditions and regulatory approval. In recent years financings primarily have utilized unsecured debt and trust preferred securities.

    The Company may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper at the request and for the benefit of the Company and the other Southern Company operating companies. At December 31, 2001, the Company had outstanding $10 million of commercial paper.

    As required by the Nuclear Regulatory Commission and as ordered by the APSC, the Company has established external trust funds for nuclear decommissioning costs. In 1994 the Company also established an external trust fund for postretirement benefits as ordered by the APSC. The cumulative effect of funding these items over a long period will diminish internally funded capital and may require capital from other sources. For additional information concerning nuclear decommissioning costs, see Note 1 to the financial statements under "Depreciation and Nuclear Decommissioning."

Cautionary Statement Regarding Forward-Looking
Information

This Annual Report includes forward-looking statements in addition to historical information. Forward-looking information includes, among other things, statements concerning projected retail sales growth and scheduled completion of new generation. In some cases forward-looking statements can be identified by terminology such as "may," "will," "should," "could," "expects," "plans,"

Alabama Power Company 2001 Annual Report


"anticipates," "believes," "estimates," "predicts," "projects," "potential," "continue," or the negative of these terms or other comparable terminology. The Company cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include the impact of recent and future federal and state regulatory change, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry and also changes in environmental and other laws and regulations to which the Company is subject, as well as changes in application of existing laws and regulations; current and future litigation, including the pending EPA civil action against the Company; the impact of fluctuations in commodity prices, interest rates, and customer demand; state and federal rate regulations; political, legal, and economic conditions and developments in the United States; internal restructuring or other restructuring options that may be pursued; potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or beneficial to the Company; the effects of and changes in economic conditions in the areas in which the Company operates; the direct or indirect effects on the Company's business resulting from the terrorist incidents on September 11, 2001, or any similar such incidents or responses to such incidents; financial market conditions and the results of financing efforts; the timing and acceptance of the Company's new product and service offerings; the ability of the Company to obtain additional generating capacity at competitive prices; weather and other natural phenomena; and other factors discussed elsewhere herein and in other reports (including Form 10-K) filed from time to time by the Company with the Securities and Exchange Commission.

STATEMENTS OF INCOME
For the Years Ended December 31, 2001, 2000, and 1999
Alabama Power Company 2001 Annual Report

---------------------------------------------------------------------------------------------------------------------
                                                                         2001                2000               1999
---------------------------------------------------------------------------------------------------------------------
                                                                                  (in thousands)
Operating Revenues:
Retail sales                                                       $2,747,673          $2,952,707         $2,811,117
Sales for resale --
  Non-affiliates                                                      485,974             461,730            415,377
  Affiliates                                                          245,189             166,219             92,439
Other revenues                                                        107,554              86,805             66,541
---------------------------------------------------------------------------------------------------------------------
Total operating revenues                                            3,586,390           3,667,461          3,385,474
---------------------------------------------------------------------------------------------------------------------
Operating Expenses:
Operation --
  Fuel                                                              1,000,828             963,275            855,632
  Purchased power --
   Non-affiliates                                                     144,991             164,881             93,204
   Affiliates                                                         147,967             184,014            180,563
  Other                                                               508,264             538,529            531,696
Maintenance                                                           275,510             301,046            277,724
Depreciation and amortization                                         383,473             364,618            347,574
Taxes other than income taxes                                         214,665             209,673            204,645
---------------------------------------------------------------------------------------------------------------------
Total operating expenses                                            2,675,698           2,726,036          2,491,038
---------------------------------------------------------------------------------------------------------------------
Operating Income                                                      910,692             941,425            894,436
Other Income (Expense):
Interest income, net                                                   15,101              16,152             15,671
Equity in earnings of unconsolidated subsidiaries (Note 5)              4,494               3,156              2,650
Other, net                                                             (8,579)             (2,226)           (12,805)
---------------------------------------------------------------------------------------------------------------------
Earnings Before Interest and Income Taxes                             921,708             958,507            899,952
---------------------------------------------------------------------------------------------------------------------
Interest and Other:
Interest expense, net                                                 246,436             235,331            217,066
Distributions on preferred securities of subsidiary (Note 8)           24,775              25,549             24,662
---------------------------------------------------------------------------------------------------------------------
Total interest and other, net                                         271,211             260,880            241,728
---------------------------------------------------------------------------------------------------------------------
Earnings Before Income Taxes                                          650,497             697,627            658,224
Income taxes (Note 7)                                                 248,597             261,555            241,880
---------------------------------------------------------------------------------------------------------------------
Earnings Before Cumulative Effect of                                  401,900             436,072            416,344
   Accounting Change
Cumulative effect of accounting change
   less income taxes of $215 thousand                                     353                   -                  -
---------------------------------------------------------------------------------------------------------------------
Net Income                                                            402,253             436,072            416,344
Dividends on Preferred Stock                                           15,524              16,156             16,464
---------------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                      $  386,729          $  419,916         $  399,880
=====================================================================================================================
The accompanying notes are an integral part of these statements.



STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2001, 2000, and 1999
Alabama Power Company 2001 Annual Report

----------------------------------------------------------------------------------------------------------------------------
                                                                              2001                 2000                1999
----------------------------------------------------------------------------------------------------------------------------
                                                                                        (in thousands)
Operating Activities:
Net income                                                               $ 402,253            $ 436,072           $ 416,344
Adjustments to reconcile net income
 to net cash provided from operating activities --
     Depreciation and amortization                                         437,490              412,998             403,332
     Deferred income taxes and investment tax credits, net                 (21,569)              66,166              29,039
     Other, net                                                           (122,651)             (37,703)            (12,661)
     Changes in certain current assets and liabilities --
       Receivables, net                                                     88,325             (125,652)             33,509
       Fossil fuel stock                                                   (38,663)              23,967              (1,344)
       Materials and supplies                                              (13,025)             (10,662)            (17,968)
       Accounts payable                                                    (83,077)             107,702             (38,556)
       Energy cost recovery, retail                                        154,320              (69,190)            (97,869)
       Other                                                                34,503               23,336               5,930
----------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                837,906              827,034             719,756
----------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                  (635,540)            (870,581)           (809,044)
Sales of property                                                          102,068                    -                   -
Other                                                                      (34,771)             (49,414)            (72,218)
----------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                    (568,243)            (919,995)           (881,262)
----------------------------------------------------------------------------------------------------------------------------
Financing Activities:
Increase (decrease) in notes payable, net                                 (271,347)             184,519              96,824
Proceeds --
    Common stock                                                            15,642                    -                   -
    Other long-term debt                                                   477,000              250,000             751,650
    Preferred securities                                                         -                    -              50,000
    Capital contributions from parent company                              107,313              204,371             204,347
Redemptions --
    First mortgage bonds                                                  (138,991)            (111,009)           (470,000)
    Other long-term debt                                                   (19,021)              (5,987)           (104,836)
    Preferred stock                                                              -                    -             (50,000)
Payment of preferred stock dividends                                       (14,942)             (16,110)            (15,788)
Payment of common stock dividends                                         (393,900)            (417,100)           (399,600)
Other                                                                       (9,908)                (951)            (15,864)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                    (248,154)              87,733              46,733
----------------------------------------------------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                                     21,509               (5,228)           (114,773)
Cash and Cash Equivalents at Beginning of Period                            14,247               19,475             134,248
----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                $ 35,756             $ 14,247            $ 19,475
============================================================================================================================
Supplemental Cash Flow Information:
Cash paid during the period for --
    Interest (net of amount capitalized)                                  $246,316             $237,066            $229,305
    Income taxes (net of refunds)                                          223,961              175,303             170,121
------------------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these statements.


BALANCE SHEETS
At December 31, 2001 and 2000
Alabama Power Company 2001 Annual Report

-------------------------------------------------------------------------------------------------------------------
Assets                                                                               2001                     2000
-------------------------------------------------------------------------------------------------------------------
                                                                                            (in thousands)
Current Assets:
Cash and cash equivalents                                                     $    35,756              $    14,247
Receivables --
  Customer accounts receivable                                                    281,985                  337,870
  Under-recovered retail fuel clause revenue                                       83,497                  237,817
  Other accounts and notes receivable                                              49,940                   60,315
  Affiliated companies                                                             72,639                   95,704
  Accumulated provision for uncollectible accounts                                 (5,237)                  (6,237)
Refundable income taxes                                                                 -                        -
Fossil fuel stock, at average cost                                                 99,278                   60,615
Materials and supplies, at average cost                                           191,324                  178,299
Other                                                                              74,640                   52,624
-------------------------------------------------------------------------------------------------------------------
Total current assets                                                              883,822                1,031,254
-------------------------------------------------------------------------------------------------------------------
Property, Plant, and Equipment:
In service                                                                     13,159,560               12,431,575
Less accumulated provision for depreciation                                     5,309,557                5,107,822
-------------------------------------------------------------------------------------------------------------------
                                                                                7,850,003                7,323,753
Nuclear fuel, at amortized cost                                                    88,777                   94,050
Construction work in progress                                                     357,906                  744,974
-------------------------------------------------------------------------------------------------------------------
Total property, plant, and equipment                                            8,296,686                8,162,777
-------------------------------------------------------------------------------------------------------------------
Other Property and Investments:
Equity investments in unconsolidated subsidiaries (Note 5)                         44,742                   38,623
Nuclear decommissioning trusts                                                    317,508                  313,895
Other                                                                              12,244                   13,612
-------------------------------------------------------------------------------------------------------------------
Total other property and investments                                              374,494                  366,130
-------------------------------------------------------------------------------------------------------------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes (Note 7)                                 334,830                  345,550
Prepaid pension costs                                                             314,100                  255,256
Debt expense, being amortized                                                       8,150                    8,758
Premium on reacquired debt, being amortized                                        77,173                   76,020
Department of Energy assessments                                                   21,015                   24,588
Other                                                                             108,031                   95,772
-------------------------------------------------------------------------------------------------------------------
Total deferred charges and other assets                                           863,299                  805,944
-------------------------------------------------------------------------------------------------------------------
Total Assets                                                                  $10,418,301              $10,366,105
===================================================================================================================
The accompanying notes are an integral part of these balance sheets.



BALANCE SHEETS
At December 31, 2001 and 2000
Alabama Power Company 2001 Annual Report

--------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholder's Equity                                                        2001                     2000
--------------------------------------------------------------------------------------------------------------------------
                                                                                                   (in thousands)
Current Liabilities:
Securities due within one year (Note 8)                                              $     5,382              $       844
Notes payable                                                                              9,996                  281,343
Accounts payable --
  Affiliated                                                                              98,268                  124,534
  Other                                                                                  151,705                  209,205
Customer deposits                                                                         42,124                   36,814
Taxes accrued --
  Income taxes                                                                           113,003                   65,505
  Other                                                                                   19,023                   19,471
Interest accrued                                                                          35,522                   33,186
Vacation pay accrued                                                                      32,324                   31,711
Other                                                                                     93,589                   97,743
--------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                600,936                  900,356
--------------------------------------------------------------------------------------------------------------------------
Long-term debt (See accompanying statements)                                           3,742,346                3,425,527
--------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes (Note 7)                                             1,387,661                1,401,424
Deferred credits related to income taxes (Note 7)                                        202,881                  222,485
Accumulated deferred investment tax credits                                              238,225                  249,280
Employee benefits provisions                                                              99,919                   71,813
Prepaid capacity revenues (Note 6)                                                        40,730                   58,377
Other                                                                                    130,214                  176,559
--------------------------------------------------------------------------------------------------------------------------
Total deferred credits and other liabilities                                           2,099,630                2,179,938
--------------------------------------------------------------------------------------------------------------------------
Company obligated mandatorily redeemable preferred
  securities of subsidiary trusts holding company junior
  subordinated notes (See accompanying statements) (Note 8)                              347,000                  347,000
--------------------------------------------------------------------------------------------------------------------------
Cumulative preferred stock (See accompanying statements)                                 317,512                  317,512
--------------------------------------------------------------------------------------------------------------------------
Common stockholder's equity (See accompanying statements)                              3,310,877                3,195,772
--------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholder's Equity                                           $10,418,301              $10,366,105
==========================================================================================================================
The accompanying notes are an integral part of these balance sheets.

STATEMENTS OF CAPITALIZATION
At December 31, 2001 and 2000
Alabama Power Company 2001 Annual Report

----------------------------------------------------------------------------------------------------------------------------------
                                                                           2001             2000            2001             2000
----------------------------------------------------------------------------------------------------------------------------------
                                                                                (in thousands)              (percent of total)
Long-Term Debt:
First mortgage bonds --
       Maturity                           Interest Rates
       --------                           --------------
       2023 through 2024                  7.30% - 7.75%                $350,000         $488,991
----------------------------------------------------------------------------------------------------------------------------------
Total first mortgage bonds                                              350,000          488,991
----------------------------------------------------------------------------------------------------------------------------------
Senior notes --
       Variable rate (2.28% at 1/1/02)
          due March 3, 2003                                             167,000                -
       5.35% due November 15, 2003                                      156,200          156,200
       7.850% due May 15, 2003                                          250,000          250,000
       7.125% due August 15, 2004                                       250,000          250,000
       4.875% due September 1, 2004                                     275,000                -
       5.49% due November 1, 2005                                       225,000          225,000
       7.125% due October 1, 2007                                       200,000          200,000
       5.375% due October 1, 2008                                       160,000          160,000
       6.25% to 7.125% due 2010-2048                                  1,199,402        1,202,581
----------------------------------------------------------------------------------------------------------------------------------
Total senior notes                                                    2,882,602        2,443,781
----------------------------------------------------------------------------------------------------------------------------------
Other long-term debt --
     Pollution control revenue bonds --
       Collateralized:
         5.50% due 2024                                                  24,400           24,400
         Variable rates (1.61% to 1.95% at 1/1/02)
          due 2015-2017                                                  89,800           89,800
       Non-collateralized:
         6.69% due 2021                                                  50,000           65,000
         Variable rates (1.75% to 2.05% at 1/1/02)
          due 2021-2031                                                 395,940          360,940
----------------------------------------------------------------------------------------------------------------------------------
Total other long-term debt (Note 8)                                     560,140          540,140
----------------------------------------------------------------------------------------------------------------------------------
Capitalized lease obligations                                             3,323            4,165
----------------------------------------------------------------------------------------------------------------------------------
Unamortized debt premium (discount), net                                (48,337)         (50,706)
----------------------------------------------------------------------------------------------------------------------------------
Total long-term debt (annual interest
  requirement -- $217.2 million)                                      3,747,728        3,426,371
Less amount due within one year                                           5,382              844
----------------------------------------------------------------------------------------------------------------------------------
Long-term debt excluding amount due within one year                  $3,742,346       $3,425,527           48.5%            46.9%
----------------------------------------------------------------------------------------------------------------------------------


STATEMENTS OF CAPITALIZATION (continued)
At December 31, 2001 and 2000
Alabama Power Company 2001 Annual Report

--------------------------------------------------------------------------------------------------------------------------
                                                                   2001             2000            2001             2000
--------------------------------------------------------------------------------------------------------------------------
                                                                         (in thousands)             (percent of total)
Company Obligated Mandatorily
  Redeemable Preferred Securities:  (Note 8)
$25 liquidation value --
  7.375%                                                     $   97,000       $   97,000
  7.60%                                                         200,000          200,000
  Auction rate (3.60% at 1/1/02)                                 50,000           50,000
--------------------------------------------------------------------------------------------------------------------------
Total (annual distribution requirement -- $24.2 million)        347,000          347,000             4.5              4.8
--------------------------------------------------------------------------------------------------------------------------
Cumulative Preferred Stock:
$100 par or stated value --
  4.20% to 4.92%                                                 47,512           47,512
$25 par or stated value --
  5.20% to 5.83%                                                200,000          200,000
Auction rates -- at 1/1/02
  3.10% to 3.557%                                                70,000           70,000
--------------------------------------------------------------------------------------------------------------------------
Total (annual dividend requirement -- $15.2 million)            317,512          317,512             4.1              4.4
--------------------------------------------------------------------------------------------------------------------------
Common Stockholder's Equity:
Common stock, par value $40 per share --
  Authorized  - 6,000,000 shares
  Outstanding - 6,000,000 shares in 2001
    and 5,608,955 shares in 2000
  Par value                                                     240,000          224,358
  Paid-in capital                                             1,850,676        1,743,363
  Premium on Preferred Stock                                         99               99
Retained earnings                                             1,220,102        1,227,952
--------------------------------------------------------------------------------------------------------------------------
Total common stockholder's equity                             3,310,877        3,195,772            42.9             43.9
--------------------------------------------------------------------------------------------------------------------------
Total Capitalization                                         $7,717,735       $7,285,811          100.0%           100.0%
==========================================================================================================================
The accompanying notes are an integral part of these statements.


STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
For the Years Ended December 31, 2001, 2000, and 1999
Alabama Power Company 2001 Annual Report

-----------------------------------------------------------------------------------------------------------------------------
                                                                                Premium on
                                                   Common         Paid-In        Preferred     Retained
                                                    Stock         Capital         Stock        Earnings          Total
-----------------------------------------------------------------------------------------------------------------------------
                                                                               (in thousands)

Balance at January 1, 1999                           $224,358      $1,334,645           $99      $1,224,965       $2,784,067
Net income after dividends on preferred stock               -               -             -         399,880          399,880
Capital contributions from parent company                   -         204,347             -               -          204,347
Cash dividends on common stock                              -               -             -        (399,600)        (399,600)
Other                                                       -               -             -             169              169
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                          224,358       1,538,992            99       1,225,414        2,988,863
Net income after dividends on preferred stock               -               -             -         419,916          419,916
Capital contributions from parent company                   -         204,371             -               -          204,371
Cash dividends on common stock                              -               -             -        (417,100)        (417,100)
Other                                                       -               -             -            (278)            (278)
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                          224,358       1,743,363            99       1,227,952        3,195,772
Net income after dividends on preferred stock               -               -             -         386,729          386,729
Capital contributions from parent company                   -         107,313             -               -          107,313
Cash dividends on common stock                              -               -             -        (393,900)        (393,900)
Issuance of common stock                               15,642               -             -               -           15,642
Other                                                       -               -             -            (679)            (679)
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                         $240,000      $1,850,676           $99      $1,220,102       $3,310,877
=============================================================================================================================
The accompanying notes are an integral part of these statements.


NOTES TO FINANCIAL STATEMENTS
Alabama Power Company 2001 Annual Report


1.   SUMMARY OF SIGNIFICANT ACCOUNTING
     POLICIES

General

Alabama Power Company (the Company) is a wholly owned subsidiary of Southern Company, which is the parent company of five operating companies, a system service company, Southern Communications Services (Southern LINC), Southern Nuclear Operating Company (Southern Nuclear), Southern Power Company (Southern Power), and other direct and indirect subsidiaries. The operating companies -- Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, and Savannah Electric and Power Company -- provide electric service in four southeastern states. Contracts among the operating companies - related to jointly-owned generating facilities, interconnecting transmission lines, and the exchange of electric power -- are regulated by the Federal Energy Regulatory Commission (FERC) and/or the Securities and Exchange Commission
(SEC). The system service company provides, at cost, specialized services to Southern Company and its subsidiary companies. Southern LINC provides digital wireless communications services to the operating companies and also markets these services to the public within the Southeast. Southern Nuclear provides services to Southern Company's nuclear power plants. Southern Power was established in 2001 to construct, own, and manage Southern Company's competitive generation assets and sell electricity at market-based rates in the wholesale market.

    Southern Company is registered as a holding company under the Public Utility Holding Company Act of 1935 (PUHCA). Both Southern Company and its subsidiaries are subject to the regulatory provisions of the PUHCA. The Company is also subject to regulation by the FERC and the Alabama Public Service Commission
(APSC). The Company follows accounting principles generally accepted in the United States and complies with the accounting policies and practices prescribed by its respective regulatory commissions. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates, and the actual results may differ from those estimates.

   Certain prior years' data presented in the financial statements have been reclassified to conform with current year presentation.

Affiliate Transactions

The Company has an agreement with the system service company under which the following services are rendered to the Company at cost: general and design engineering, purchasing, accounting and statistical, finance and treasury, tax, information resources, marketing, auditing, insurance and pension administration, human resources, systems and procedures, and other services with respect to business and operations and power pool transactions. Costs for these services amounted to $183 million, $187 million, and $218 million during 2001, 2000, and 1999, respectively.

   The Company also has an agreement with Southern Nuclear to operate Plant Farley and provide the following nuclear-related services at cost: general executive and advisory services; general operations, management and technical services; administrative services including procurement, accounting, statistical, and employee relations; and other services with respect to business and operations. Costs for these services amounted to $160 million, $148 million, and $135 million during 2001, 2000, and 1999, respectively.

   In 2001, the Company had under construction a 1,230 megawatt combined cycle facility in Autaugaville, Alabama. In June 2001, the Company sold this project to Southern Power Company, a new Southern Company affiliate formed in 2001 to construct, own, and manage wholesale generating assets in the Southeast.

Regulatory Assets and Liabilities

The Company is subject to the provisions of Financial Accounting Standards Board
(FASB) Statement No. 71, Accounting for the Effects of Certain Types of Regulation. Regulatory assets represent probable future revenues associated with certain costs that are expected to be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are expected to be credited to customers through the ratemaking process.

Alabama Power Company 2001 Annual Report


   Regulatory assets and (liabilities) reflected in the Balance Sheets at December 31 relate to the following:

                                             2001        2000
                                         -----------------------
                                              (in millions)
Deferred income tax charges                $  335      $  346
Deferred income tax credits                  (203)       (222)
Premium on reacquired debt                     77          76
Department of Energy assessments               21          25
Vacation pay                                   32          32
Natural disaster reserve                      (12)        (18)
Other, net                                     57          30
----------------------------------------------------------------
Total                                      $  307      $  269
================================================================

    In the event that a portion of the Company's operations is no longer subject to the provisions of FASB Statement No. 71, the Company would be required to write off related regulatory assets and liabilities that are not specifically recoverable through regulated rates. In addition the Company would be required to determine if any impairment to other assets exists, including plant, and write down the assets, if impaired, to their fair values.

Revenues and Fuel Costs

The Company currently operates as a vertically integrated utility providing electricity to retail customers within its traditional service area located within the state of Alabama and to wholesale customers in the southeast. Revenues are recognized as services are rendered. Unbilled revenues are accrued at the end of each fiscal period. Fuel revenues have no effect on net income because they represent the recording of revenues to offset fuel expenses, including the fuel component of purchased energy. Fuel rates billed to customers are designed to fully recover fluctuating fuel costs over a period of time.

    The Company has a diversified base of customers. No single customer or industry comprises 10 percent or more of revenues. For all periods presented, uncollectible accounts continue to average less than 1 percent of revenues.

    Fuel expense includes the amortization of the cost of nuclear fuel and a charge based on nuclear generation for the permanent disposal of spent nuclear fuel. Total charges for nuclear fuel included in fuel expense amounted to $58 million in 2001, $61 million in 2000, and $63 million in 1999.

    The Company has a contract with the U.S. Department of Energy (DOE) that provides for the permanent disposal of spent nuclear fuel. The DOE failed to begin disposing of spent fuel in January 1998 as required by the contract, and the Company is pursuing legal remedies against the government for breach of contract. Sufficient fuel storage capacity is available at Plant Farley to maintain full-core discharge capability until the refueling outage scheduled in 2006 for Farley Unit 1 and the refueling outage scheduled in 2008 for Farley Unit 2. Procurement of on-site dry spent fuel storage capacity at Plant Farley is in progress, with the intent to place the capacity in operation as early as 2005.

    Also, the Energy Policy Act of 1992 required the establishment of a Uranium Enrichment Decontamination and Decommissioning Fund, which is funded in part by a special assessment on utilities with nuclear plants. This assessment is being paid over a 15-year period, which began in 1993. This fund will be used by the DOE for the decontamination and decommissioning of its nuclear fuel enrichment facilities. The law provides that utilities will recover these payments in the same manner as any other fuel expense. The Company estimates its remaining liability under this law to be approximately $21 million at December 31, 2001. This obligation is recognized in the accompanying Balance Sheets.

Depreciation and Nuclear Decommissioning

Depreciation of the original cost of depreciable utility plant in service is provided primarily by using composite straight-line rates, which approximated
3.2 percent in 2001, 2000, and 1999. When property subject to depreciation is retired or otherwise disposed of in the normal course of business, its cost -- together with the cost of removal, less salvage -- is charged to accumulated provision for depreciation. Minor items of property included in the original cost of the plant are retired when the related property unit is retired. Depreciation expense includes an amount for the expected cost of decommissioning nuclear facilities and removal of other facilities.

    The Nuclear Regulatory Commission (NRC) requires all licensees operating commercial nuclear power reactors to establish a plan for providing with reasonable assurance funds for decommissioning. The Company has established external trust funds to comply with the NRC's regulations. Amounts previously recorded in internal reserves are being transferred into the external trust funds over periods approved by the APSC. The NRC's minimum external funding requirements are based on a generic estimate of the cost to decommission the radioactive portions of a nuclear unit based on the size and type of reactor.

Alabama Power Company 2001 Annual Report


The Company has filed plans with the NRC to ensure that -- over time -- the deposits and earnings of the external trust funds will provide the minimum funding amounts prescribed by the NRC.

    Site study cost is the estimate to decommission the facility as of the site study year, and ultimate cost is the estimate to decommission the facility as of retirement date. The estimated costs of decommissioning -- both site study costs and ultimate costs - based on the most current study for Plant Farley were as follows:


  Site study basis (year)                           1998

  Decommissioning periods:
      Beginning year                                2017
      Completion year                               2031
  ------------------------------------------------------------
                                                (in millions)
  Site study costs:
      Radiated structures                           $629
      Non-radiated structures                         60
  ------------------------------------------------------------
  Total                                             $689
  ============================================================
                                                (in millions)
  Ultimate costs:
      Radiated structures                         $1,868
      Non-radiated structures                        178
  ------------------------------------------------------------
  Total                                           $2,046
  ============================================================

    The decommissioning cost estimates are based on prompt dismantlement and removal of the plant from service. The actual decommissioning costs may vary from the above estimates because of changes in the assumed date of decommissioning, changes in NRC requirements, or changes in the assumptions used in making estimates.

    Annual provisions for nuclear decommissioning are based on an annuity method as approved by the APSC. The amount expensed in 2001 and fund balances as of December 31, 2001 were:

                                                 (in millions)
  Amount expensed in 2001                            $ 18
  -------------------------------------------------------------

  Accumulated provisions:
      External trust funds, at fair value            $318
      Internal reserves                                36
  -------------------------------------------------------------
  Total                                              $354
  =============================================================

    All of the Company's decommissioning costs are approved for recovery by the APSC through the ratemaking process. Significant assumptions include an estimated inflation rate of 4.5 percent and an estimated trust earnings rate of
7.0 percent. The Company expects the APSC to periodically review and adjust, if necessary, the amounts collected in rates for the anticipated cost of decommissioning.

Income Taxes

The Company uses the liability method of accounting for deferred income taxes and provides deferred income taxes for all significant income tax temporary differences. Investment tax credits utilized are deferred and amortized to income over the average lives of the related property.

Allowance For Funds Used During Construction
(AFUDC)

AFUDC represents the estimated debt and equity costs of capital funds that are necessary to finance the construction of new facilities. While cash is not realized currently from such allowance, it increases the revenue requirement over the service life of the plant through a higher rate base and higher depreciation expense. The amount of AFUDC capitalized was $19 million in 2001, $43 million in 2000, and $23 million in 1999. The composite rate used to determine the amount of allowance was 7.7 percent in 2001, 9.6 percent in 2000, and 8.8 percent in 1999. AFUDC, net of income tax, as a percent of net income after dividends on preferred stock was 3.3 percent in 2001, 8.4 percent in 2000, and 4.7 percent in 1999.

Property, Plant, and Equipment

Property, plant, and equipment is stated at original cost. Original cost includes: materials; labor; minor items of property; appropriate administrative and general costs; payroll-related costs such as taxes, pensions, and other benefits; and the estimated cost of funds used during construction. The cost of maintenance, repairs and replacement of minor items of property is charged to maintenance expense. The cost of replacements of property--exclusive of minor items of property--is capitalized.

Financial Instruments

Effective January 2001, the Company adopted FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The impact on net income was immaterial.

    The Company uses derivative financial instruments to hedge exposures to fluctuations in foreign currency exchange rates and certain commodity prices.

Alabama Power Company 2001 Annual Report


Gains and losses on qualifying hedges are deferred and recognized either in income or as an adjustment to the carrying amount of the hedged item when the transaction occurs.

    The Company and its affiliates, through the system service company acting as their agent, enters into commodity related forward and option contracts to limit exposure to changing prices on certain fuel purchases and electricity purchases and sales. Substantially all of the Company's bulk energy purchases and sales contracts meet the definition of a derivative under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. In many cases these fuel and electricity contracts qualify for normal purchase and sale exceptions under Statement No. 133 and are accounted for under the accrual method. Other contracts qualify as cash flow hedges of anticipated transactions, resulting in the deferral of related gains and losses and are recorded in other comprehensive income until the hedged transactions occur. Any ineffectiveness is recognized currently in net income. Contracts that do not qualify for the normal purchase and sale exception and that do not meet the hedge requirements are marked to market through current period income.

    In October 2001, the APSC approved a revision to the Company's Rate ECR (Energy Cost Recovery) allowing the recovery of specific costs associated with the sales of natural gas that become necessary due to operating considerations at its electric generating facilities. This revision also includes the cost of financial tools used for hedging market price risk up to 75 percent of the budgeted annual amount of natural gas purchases. The Company may not engage in natural gas hedging activities that extend beyond a rolling 42-month window.

    The Company is exposed to losses related to financial instruments in the event of counterparties' nonperformance. The Company has established controls to determine and monitor the creditworthiness of counterparties in order to mitigate the Company's exposure to counterparty credit risk.

    Other Company financial instruments for which the carrying amount did not equal fair value at December 31 are as follows:

                                        Carrying        Fair
                                         Amount         Value
                                      -------------------------
                                            (in millions)

 Long-term debt:
   At December 31, 2001                  $3,744        $3,800
   At December 31, 2000                   3,422         3,375
 Preferred Securities:
   At December 31, 2001                     347           346
   At December 31, 2000                     347           344
 --------------------------------------------------------------

   The fair value for long-term debt and preferred securities was based on either closing market prices or closing prices of comparable instruments.

Cash and Cash Equivalents

For purposes of the financial statements, temporary cash investments are considered cash equivalents. Temporary cash investments are securities with original maturities of 90 days or less.

Materials and Supplies

Generally, materials and supplies include the cost of transmission, distribution, and generating plant materials. Materials are charged to inventory when purchased and then expensed or capitalized to plant, as appropriate, when installed.

Natural Disaster Reserve

In accordance with an APSC order, the Company has established a Natural Disaster Reserve. The Company is allowed to accrue $250 thousand per month until the maximum accumulated provision of $32 million is attained. Higher accruals to restore the reserve to its authorized level are allowed whenever the balance in the reserve declines below $22.4 million. At December 31, 2001, the reserve balance was $12 million.

2.   RETIREMENT BENEFITS

The Company has a defined benefit, trusteed, pension plan that covers substantially all employees. The Company provides certain medical care and life insurance benefits for retired employees. Substantially all employees may become eligible for such benefits when they retire. The Company funds trusts to the extent deductible under federal income tax regulations or to the extent required by the APSC and the FERC. In late 2000 the Company adopted several pension and postretirement benefit plan changes that had the effect of increasing benefits to both current and future retirees.

Alabama Power Company 2001 Annual Report


    The measurement date for plan assets and obligations is September 30 of each year. The weighted average rates assumed in the actuarial calculations for both the pension and postretirement benefit plans were:

                                          2001         2000
-------------------------------------------------------------
Discount                                  7.50%        7.50%
Annual salary increase                    5.00         5.00
Long-term return on plan assets           8.50         8.50
-------------------------------------------------------------

Pension Plan

Changes during the year in the projected benefit obligations and in the fair value of plan assets were as follows:
                                             Projected
                                        Benefit Obligations
                                    ------------------------
                                         2001          2000
------------------------------------------------------------
                                           (in millions)
Balance at beginning of year             $925          $896
Service cost                               25            23
Interest cost                              70            65
Benefits paid                             (56)          (51)
Actuarial gain and
    employee transfers                     (1)           (8)
Amendments                                 48             -
------------------------------------------------------------
Balance at end of year                 $1,011          $925
============================================================

                                            Plan Assets
                                    ------------------------
                                         2001          2000
------------------------------------------------------------
                                           (in millions)
Balance at beginning of year           $1,921        $1,647
Actual return on plan assets             (277)          302
Benefits paid                             (56)          (51)
Employee transfers                         (4)           23
------------------------------------------------------------
Balance at end of year                 $1,584        $1,921
============================================================

      The accrued pension costs recognized in the Balance Sheets were as follows:

                                               2001      2000
---------------------------------------------------------------
                                               (in millions)
Funded status                                 $ 573     $ 996
Unrecognized transition obligation              (15)      (20)
Unrecognized prior service cost                  78        36
Unrecognized net actuarial gain                (322)     (757)
---------------------------------------------------------------
Prepaid asset recognized in the
    Balance Sheets                            $ 314     $ 255
===============================================================

    Components of the pension plan's net periodic cost were as follows:

                                        2001    2000     1999
---------------------------------------------------------------
                                            (in millions)
Service cost                           $  25   $  23    $  23
Interest cost                             70      65       58
Expected return on plan assets          (131)   (119)    (109)
Recognized net actuarial gain            (22)    (19)     (13)
Net amortization                           1      (1)      (1)
---------------------------------------------------------------
Net pension income                     $ (57)  $ (51)   $ (42)
===============================================================

Postretirement Benefits

Changes during the year in the accumulated benefit obligations and in the fair value of plan assets were as follows:

                                            Accumulated
                                        Benefit Obligations
                                    -------------------------
                                         2001          2000
-------------------------------------------------------------
                                           (in millions)
Balance at beginning of year             $264          $264
Service cost                                5             4
Interest cost                              24            19
Benefits paid                             (18)          (12)
Actuarial gain and
    employee transfers                    (13)          (11)
Amendments                                 86             -
-------------------------------------------------------------
Balance at end of year                   $348          $264
=============================================================

                                            Plan Assets
                                    -------------------------
                                         2001          2000
-------------------------------------------------------------
                                           (in millions)
Balance at beginning of year             $192          $161
Actual return on plan assets              (24)           25
Employer contributions                     19            18
Benefits paid                             (18)          (12)
-------------------------------------------------------------
Balance at end of year                   $169          $192
=============================================================

      The accrued postretirement costs recognized in the Balance Sheets were as follows:
                                              2001      2000
---------------------------------------------------------------
                                               (in millions)
Funded status                               $ (179)    $ (72)
Unrecognized transition obligation              45        49
Prior service cost                              82         -
Unrecognized net actuarial gain                 (9)      (35)
Fourth quarter contributions                     8         4
---------------------------------------------------------------
Accrued liability recognized in the
    Balance Sheets                          $  (53)    $ (54)
===============================================================

Alabama Power Company 2001 Annual Report


    Components of the plans' net periodic cost were as follows:

                                        2001    2000     1999
---------------------------------------------------------------
                                            (in millions)
Service cost                             $  5   $  4     $  5
Interest cost                              24     19       18
Expected return on plan assets            (15)   (13)     (11)
Net amortization                            7      4        4
---------------------------------------------------------------
Net postretirement cost                  $ 21  $  14     $ 16
===============================================================

    An additional assumption used in measuring the accumulated postretirement benefit obligations was a weighted average medical care cost trend rate of 9.25 percent for 2001, decreasing gradually to 5.25 percent through the year 2010, and remaining at that level thereafter. An annual increase or decrease in the assumed medical care cost trend rate of 1 percent would affect the accumulated benefit obligation and the service and interest cost components at December 31, 2001 as follows:

                                     1 Percent     1 Percent
                                      Increase      Decrease
---------------------------------------------------------------
                                           (in millions)
Benefit obligation                      $30          $26
Service and interest costs                3            2
===============================================================

Employee Savings Plan

The Company also sponsors a 401(k) defined contribution plan covering substantially all employees. The Company provides a 75 percent matching contribution up to 6 percent of an employee's base salary. Total matching contributions made to the plan for the years 2001, 2000, and 1999 were $12 million, $11 million, and $10 million, respectively.

Work Force Reduction Programs

The Company has incurred costs for work force reduction programs totaling $13.0 million, $2.6 million and $5.6 million for the years 2001, 2000 and 1999, respectively. These costs were deferred and are being amortized in accordance with regulatory treatment. The unamortized balance of these costs was $11.9 million at December 31, 2001.

3.  CONTINGENCIES AND REGULATORY
    MATTERS

General

The Company is subject to certain claims and legal actions arising in the ordinary course of business. In the opinion of management after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company's financial condition.

Environmental Litigation

On November 3, 1999, the Environmental Protection Agency (EPA) brought a civil action in U.S. District Court in Georgia against the Company. The complaint alleges violations of the New Source Review provisions of the Clean Air Act with respect to coal-fired generating facilities at the Company's Plants Miller, Barry, and Gorgas. The civil action requests penalties and injunctive relief, including an order requiring the installation of the best available control technology at the affected units. The Clean Air Act authorizes civil penalties of up to $27,500 per day, per violation at each generating unit. Prior to January 30, 1997, the penalty was $25,000 per day.

   The EPA concurrently issued to the Company a notice of violation relating to these specific facilities, as well as Plants Greene County and Gaston. In early 2000, the EPA filed a motion to amend its complaint to add the violations alleged in its notice of violation. The complaint and the notice of violation are similar to those brought against and issued to several other electric utilities. The complaint and the notice of violation allege that the Company failed to secure necessary permits or install additional pollution control equipment when performing maintenance and construction at coal burning plants constructed or under construction prior to 1978. On August 1, 2000, the U.S. District Court granted the Company's motion to dismiss for lack of jurisdiction in Georgia. On January 12, 2001, the EPA re-filed its claims against the Company in federal district court in Birmingham, Alabama.

   The Company's case has been stayed since the spring of 2001, pending a ruling by the U.S. Court of Appeals for the Eleventh Circuit in the appeal of a very similar New Source Review enforcement action against the Tennessee Valley Authority (TVA). The TVA case involves many of the same legal issues raised by the actions against the Company. Because the outcome of the TVA case could have

Alabama Power Company 2001 Annual Report


a significant adverse impact on the Company, it is a party to that case as well. The U.S. District Court in Alabama has indicated that it will revisit the issue of a continued stay in April 2002.

   The Company believes that it complied with applicable laws and the EPA's regulations and interpretations in effect at the time the work in question took place. An adverse outcome of this matter could require substantial capital expenditures that cannot be determined at this time and possibly require payment of substantial penalties. This could affect future results of operations, cash flows, and possibly financial condition if such costs are not recovered through regulated rates.

Retail Rate Adjustment Procedures

The APSC has adopted rates that provide for periodic adjustments based upon the Company's earned return on end-of-period retail common equity. The rates also provide for adjustments to recognize the placing of new generating facilities into retail service under Rate CNP (Certificated New Plant). Both increases and decreases have been placed into effect since the adoption of these rates. Effective July 2001, the Company's retail rates were adjusted by 0.6 percent under Rate CNP to recover costs for Plant Barry Unit 7, which was placed into commercial operation on May 1, 2001. Most recently, a 2 percent increase in retail rates was effective in October 2001 in accordance with the Rate Stabilization Equalization plan. The rate adjustment procedures allow a return on common equity range of 13.0 percent to 14.5 percent and limit increases or decreases in rates to 4 percent in any calendar year.

    In December 1995, the APSC issued an order authorizing the Company to reduce balance sheet items -- such as plant and deferred charges -- at any time the Company's actual base rate revenues exceed the budgeted revenues. During the years 2001, 2000, and 1999, the Company did not record any such reductions.

    In April 2000, the APSC approved an amendment to the Company's existing rate structure to provide for the recovery of retail costs associated with certified purchased power agreements. In November 2000, the APSC certified a seven-year purchased power agreement pertaining to 615 megawatts of the wholesale generating facilities which were sold to Southern Power in June 2001 and are under construction in Autaugaville, Alabama. All of the 615 megawatts will be delivered beginning in 2003. In addition the APSC certified a seven-year purchased power agreement with a third party for approximately 630 megawatts; one half of the power will be delivered beginning in 2003 while the remaining half is scheduled for delivery beginning in 2004. Rate CNP will adjust retail rates when the contracted capacity delivery begins.

    In October 2001, the APSC approved a revision to the Company's Rate ECR (Energy Cost Recovery) allowing the recovery of specific costs associated with the sales of natural gas that become necessary due to operating considerations at its electric generating facilities. This revision also includes the cost of financial tools used for hedging market price risk up to 75 percent of the budgeted annual amount of natural gas purchases. The Company may not engage in natural gas hedging activities that extend beyond a rolling 42-month window.

    The Company's ratemaking procedures will remain in effect until the APSC votes to modify or discontinue them.

4.   COMMITMENTS

Construction Program

During 2001, the Company completed the replacement of the steam generators at Plant Farley, as well as the construction of new generating capacity at Plant Barry. Significant construction will continue related to transmission and distribution facilities and the upgrading of generating plants, including the expenditures necessary to comply with environmental regulation.

    The Company currently estimates property additions to be $671 million in 2002, $592 million in 2003, and $673 million in 2004.

    In connection with the transfer of the Autaugaville construction project, the Company has assigned $71 million in vendor equipment contracts to Southern Power. While the Company could be obligated to assume responsibility for these contracts if Southern Power fails to meet these commitments, Southern Company has entered into limited keep-well arrangements whereby Southern Company would contribute funds to Southern Power either through loans or capital contributions in order to fund performance by Southern Power as equipment purchaser under certain contingencies. Southern Company has also guaranteed Southern Power obligations totaling $6.6 million for the Company's construction of transmission interconnection facilities to the plant.

    The capital budget is subject to periodic review and revision, and actual capital costs incurred may vary from estimates because of changes in such

Alabama Power Company 2001 Annual Report


factors as: business conditions; environmental regulations; nuclear plant regulations; load projections; the cost and efficiency of construction labor, equipment, and materials; and the cost of capital. In addition there can be no assurance that costs related to capital expenditures will be fully recovered.

Purchased Power Commitments

The Company has entered into various long-term commitments for the purchase of electricity. Estimated total long-term obligations at December 31, 2001 were as follows:
                                        Commitments
                           -----------------------------------
                                           Non-
Year                        Affiliated  Affiliated     Total
----                        ----------------------------------
                                      (in millions)
2002                           $  -        $  -         $  -
2003                             37          16           53
2004                             49          34           83
2005                             49          37           86
2006                             49          38           87
2007 and thereafter             160         142          302
--------------------------------------------------------------
Total commitments              $344        $267         $611
==============================================================

Fuel Commitments

To supply a portion of the fuel requirements of its generating plants, the Company has entered into various long-term commitments for the procurement of fossil and nuclear fuel. In most cases these contracts contain provisions for price escalations, minimum purchase levels, and other financial commitments. Total estimated long-term obligations at December 31, 2001, were as follows:

Year                                              Commitments
----                                             ---------------
                                                 (in millions)
2002                                                $  795
2003                                                   794
2004                                                   801
2005                                                   571
2006                                                   512
2007 and thereafter                                  1,020
---------------------------------------------------------------
Total commitments                                   $4,493
===============================================================

    In addition, the system service company acts as agent for the five operating companies and Southern Power with regard to natural gas purchases. Natural gas purchases (in dollars) are based on various indices at the actual time of delivery; therefore, only the volume commitments are firm. The Company's committed volumes allocated based on usage projections, as of December 31, 2001, are as follows:

Year                                            Natural Gas
----                                            -----------
                                                  (MMBtu)
2002                                             77,365,361
2003                                             72,139,927
2004                                             45,600,417
2005                                             22,849,132
2006                                             14,808,334
2007 and thereafter                               5,609,190
------------------------------------------------------------
Total commitments                               238,372,361
============================================================

    Additional commitments for fuel will be required in the future to supply the Company's fuel needs.

Operating Leases

The Company has entered into rental agreements for coal rail cars, vehicles, and other equipment with various terms and expiration dates. These expenses totaled $27.9 million in 2001, $20.9 million in 2000, and $17.8 million in 1999. At December 31, 2001, estimated minimum rental commitments for noncancellable operating leases were as follows:

Year                                             Commitments
----                                            ----------------
                                                (in millions)
2002                                              $  27.9
2003                                                 26.5
2004                                                 25.5
2005                                                 21.6
2006                                                 14.4
2007 and thereafter                                  38.1
--------------------------------------------------------------
Total minimum payments                            $ 154.0
==============================================================

     In addition to the rental commitments above, the Company has potential obligations upon expiration of certain leases with respect to the residual value of the leased property. These leases expire in 2004 and 2006, and the Company's maximum obligations are $25.7 million and $66.0 million, respectively. At the termination of the leases, at the Company's option, the Company may negotiate an extension, exercise its purchase option, or the property can be sold to a third party. The Company expects that the fair market value of the leased property would substantially reduce or eliminate the Company's payments under the residual value obligation.

5.   JOINT OWNERSHIP AGREEMENTS

The Company and Georgia Power own equally all of the outstanding capital stock of Southern Electric Generating Company (SEGCO), which owns electric generating units with a total rated capacity of 1,020 megawatts, together with associated

Alabama Power Company 2001 Annual Report


transmission facilities. The capacity of these units is sold equally to the Company and Georgia Power under a contract which, in substance, requires payments sufficient to provide for the operating expenses, taxes, interest expense and a return on equity, whether or not SEGCO has any capacity and energy available. The term of the contract extends automatically for two-year periods, subject to either party's right to cancel upon two year's notice. The Company's share of expenses totaled $80 million in 2001, $85 million in 2000, and $92 million in 1999 and is included in "Purchased power from affiliates" in the Statements of Income.

    In addition the Company has guaranteed unconditionally the obligation of SEGCO under an installment sale agreement for the purchase of certain pollution control facilities at SEGCO's generating units, pursuant to which $24.5 million principal amount of pollution control revenue bonds are outstanding. Georgia Power has agreed to reimburse the Company for the pro rata portion of such obligation corresponding to its then proportionate ownership of stock of SEGCO if the Company is called upon to make such payment under its guaranty.

    At December 31, 2001, the capitalization of SEGCO consisted of $58 million of equity and $86 million of long-term debt on which the annual interest requirement is $2.2 million. SEGCO paid dividends totaling $0.7 million in 2001, $5.1 million in 2000, and $4.3 million in 1999 of which one-half of each was paid to the Company. SEGCO's net income was $7.5 million, $5.9 million, and $5.4 million for 2001, 2000, and 1999, respectively.

    The Company's percentage ownership and investment in jointly-owned generating plants at December 31, 2001, is as follows:

                              Total
                            Megawatt         Company
    Facility (Type)         Capacity        Ownership
 ---------------------    ------------    -------------

 Greene County                 500           60.00%   (1)
    (coal)
 Plant Miller
    Units 1 and 2            1,320           91.84%   (2)
    (coal)
 -----------------------------------------------------------
(1)  Jointly owned with an affiliate, Mississippi Power Company.
(2)  Jointly owned with Alabama Electric Cooperative, Inc.


                              Company         Accumulated
       Facility             Investment        Depreciation
 ---------------------    --------------    ---------------
                                    (in millions)
 Greene County                 $101             $   49
 Plant Miller
    Units 1 and 2               747                326
 ----------------------------------------------------------

6.   LONG-TERM POWER SALES AGREEMENTS

General

The Company and the other operating companies of Southern Company have entered into long-term contractual agreements for the sale and lease of capacity and energy to certain non-affiliated utilities located outside the system's service area. These agreements -- expiring at various dates discussed below -- are firm and related to specific generating units. Because the energy is generally provided at cost under these agreements, profitability is primarily affected by capacity revenues.

    Unit power from Plant Miller is being sold to Florida Power Corporation
(FPC), Florida Power & Light Company (FP&L), and Jacksonville Electric Authority
(JEA). Under these agreements approximately 1,237 megawatts of capacity are scheduled to be sold through 2010. The Company's capacity revenues amounted to $125 million in 2001, $127 million in 2000, and $122 million in 1999.

Alabama Municipal Electric Authority (AMEA)
Capacity Contracts

In 1986 the Company entered into a firm power sales contract with AMEA entitling AMEA to scheduled amounts of capacity (to a maximum 100 megawatts) for a period of 15 years (1986 Contract). In October 1991 the Company entered into a second firm power sales contract with AMEA entitling AMEA to scheduled amounts of additional capacity (to a maximum 80 megawatts) for a period of 15 years (1991 Contract). Under the terms of the contracts, the Company received payments from AMEA representing the net present value of the revenues associated with the respective capacity entitlements, discounted at effective annual rates of 9.96 percent and 11.19 percent for the 1986 and 1991 contracts, respectively. The 1986 contract expired in July 2001, however, the payments for the 1991 contract will continue to be recognized as operating revenues and the discounts will be amortized to other interest expense as scheduled capacity is made available over the terms of the contract.

     To secure AMEA's advance payments and the Company's performance obligation under the contracts, the Company issued and delivered to an escrow agent first mortgage bonds representing the maximum amount of liquidated damages payable by the Company in the event of a default under the contracts. No principal or interest is payable on such bonds unless and until a default by the Company

Alabama Power Company 2001 Annual Report


occurs. As the liquidated damages decline, a portion of the bond equal to the decrease is returned to the Company. At December 31, 2001, $38.1 million of the 1991 bond was held by the escrow agent under the contract.

7.   INCOME TAXES

At December 31, 2001, the tax-related regulatory assets and liabilities were $335 million and $203 million, respectively. These assets are attributable to tax benefits flowed through to customers in prior years and to taxes applicable to capitalized interest. These liabilities are attributable to deferred taxes previously recognized at rates higher than current enacted tax law and to unamortized investment tax credits.

    Details of the income tax provisions are as follows:

                                     2001       2000       1999
                                 --------------------------------
                                           (in millions)
Total provision for income taxes:
Federal --
 Current                             $234       $168       $194
  Deferred                            (20)        60         24
-----------------------------------------------------------------
                                      214        228        218
-----------------------------------------------------------------
State --
  Current                              37         27         19
  Deferred                             (2)         7          5
-----------------------------------------------------------------
                                       35         34         24
-----------------------------------------------------------------
Total                                $249       $262       $242
=================================================================

    The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities, are as follows:


                                                 2001      2000
                                               ------------------
                                                  (in millions)
Deferred tax liabilities:
  Accelerated depreciation                      $ 1,034    $ 992
  Property basis differences                        390      405
  Fuel cost adjustment                               28       93
  Premium on reacquired debt                         29       30
  Pensions                                           89       75
  Other                                              23       12
-----------------------------------------------------------------
Total                                             1,593    1,607
-----------------------------------------------------------------
Deferred tax assets:
  Capacity prepayments                               13       18
  Other deferred costs                               14       14
  Postretirement benefits                            21       24
  Unbilled revenue                                   18       23
  Other                                              93       81
-----------------------------------------------------------------
Total                                               159      160
-----------------------------------------------------------------
Total deferred tax liabilities, net               1,434    1,447
Portion included in current liabilities, net       (47)      (46)
-----------------------------------------------------------------
Accumulated deferred income taxes
  in the Balance Sheets                          $1,387   $1,401
=================================================================

    Deferred investment tax credits are amortized over the lives of the related property with such amortization normally applied as a credit to reduce depreciation in the Statements of Income. Credits amortized in this manner amounted to $11 million in 2001, 2000, and 1999. At December 31, 2001, all investment tax credits available to reduce federal income taxes payable had been utilized.

    A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                       2001     2000     1999
                                     --------------------------
Federal statutory rate                 35.0%    35.0%    35.0%
State income tax,
  net of federal deduction              3.5      3.1      2.4
Non-deductible book
  depreciation                          1.5      1.4      1.6
Differences in prior years'
  deferred and current tax rates       (1.3)    (1.3)    (1.3)
Other                                  (0.5)    (0.7)    (0.9)
---------------------------------------------------------------
Effective income tax rate              38.2%    37.5%    36.8%
===============================================================

    Southern Company files a consolidated federal and certain state income tax returns. Under a joint consolidated income tax agreement, each subsidiary's current and deferred tax expense is computed on a stand-alone basis. In accordance with Internal Revenue Service regulations, each company is jointly and severally liable for the tax liability.

Alabama Power Company 2001 Annual Report


8.   CAPITALIZATION

Mandatorily Redeemable Preferred Securities

Statutory business trusts formed by the Company, of which the Company owns all the common securities, have issued mandatorily redeemable preferred securities as follows:

              Date of                                 Maturity
               Issue    Amount      Rate     Notes      Date
            ---------------------------------------------------
                       (millions)           (millions)
Trust I       1/1996    $ 97      7.375%      $100       3/2026
Trust II      1/1997     200      7.60         206      12/2036
Trust III     2/1999      50      Auction       52       2/2029

    Substantially all of the assets of each trust are junior subordinated notes issued by the Company in the respective approximate principal amounts set forth above. The distribution rate of Trust III's auction rate securities was 3.60% at January 1, 2002.

    The Company considers that the mechanisms and obligations relating to the preferred securities, taken together, constitute a full and unconditional guarantee by the Company of the Trusts' payment obligations with respect to the preferred securities.

    The Trusts are subsidiaries of the Company and accordingly are consolidated in the Company's financial statements.

Pollution Control Bonds

Pollution control obligations represent installment purchases of pollution control facilities financed by funds derived from sales by public authorities of revenue bonds. The Company is required to make payments sufficient for the authorities to meet principal and interest requirements of such bonds. With respect to $114.2 million of such pollution control obligations, the Company has authenticated and delivered to the trustees a like principal amount of first mortgage bonds as security for its obligations under the installment purchase agreements. No principal or interest on these first mortgage bonds is payable unless and until a default occurs on the installment purchase agreements.

   In 2001, the Company sold, through a public authority, $20 million of pollution control bonds, the proceeds of which were used to pay certain costs incurred in connection with the acquisition, construction, installation, and equipping of certain local district heating facilities and sewage and solid waste facilities at two of the Company's generation facilities.

Senior Notes

In August 2001 the Company issued $442 million of unsecured senior notes, the proceeds of which were used to redeem the $131.5 million outstanding principal of its First Mortgage Bonds, 9% Series due December 1, 2004 and for other corporate purposes including the repayment of a portion of its short-term indebtedness. All of the Company's senior notes are, in effect, subordinate to all secured debt of the Company, including its first mortgage bonds.

Capitalized Leases

The estimated aggregate annual maturities of capitalized lease obligations through 2006 are as follows: $0.9 million in 2002, $0.9 million in 2003, $1.0 million in 2004, $0.4 million in 2005, and $0.1 million in 2006.

Securities Due Within One Year

A summary of the improvement fund requirements and scheduled maturities and redemptions of long-term debt due within one year at December 31 is as follows:

                                            2001        2000
                                        ----------------------
                                             (in thousands)
  First mortgage bond maturities
     and redemptions                      $4,498        $  -
  Other long-term debt maturities            884         844
  ------------------------------------------------------------
  Total long-term debt due within
     one year                             $5,382        $844
  ============================================================

    The annual first mortgage bond improvement fund requirement is 1 percent of the aggregate principal amount of bonds of each series authenticated, so long as a portion of that series is outstanding, and may be satisfied by the deposit of cash and/or reacquired bonds, the certification of unfunded property additions, or a combination thereof.

Bank Credit Arrangements

The Company maintains committed lines of credit in the amount of $964 million (including $454 million of such lines which are dedicated to funding purchase obligations relating to variable rate pollution control bonds). Of these lines, $574 million expire at various times during 2002 and $390 million expire in

Alabama Power Company 2001 Annual Report


2004. In certain cases, such lines require payment of a commitment fee based on the unused portion of the commitment or the maintenance of compensating balances with the banks. Because the arrangements are based on an average balance, the Company does not consider any of its cash balances to be restricted as of any specific date. Moreover, the Company borrows from time to time pursuant to arrangements with banks for uncommitted lines of credit. The amount of commercial paper outstanding at December 31, 2001 was $10 million.

    At December 31, 2001, the Company had regulatory approval to have outstanding up to $1 billion of short-term borrowings.

Assets Subject to Lien

The Company's mortgage, as amended and supplemented, securing the first mortgage bonds issued by the Company, constitutes a direct lien on substantially all of the Company's fixed property and franchises.

Dividend Restrictions

The Company's first mortgage bond indenture contains various common stock dividend restrictions that remain in effect as long as the bonds are outstanding. At December 31, 2001, retained earnings of $796 million were restricted against the payment of cash dividends on common stock under terms of the mortgage indenture.

9.    NUCLEAR INSURANCE

Under the Price-Anderson Amendments Act of 1988 (the Act), the Company maintains agreements of indemnity with the NRC that, together with private insurance, cover third-party liability arising from any nuclear incident occurring at Plant Farley. The Act provides funds up to $9.5 billion for public liability claims that could arise from a single nuclear incident. Plant Farley is insured against this liability to a maximum of $200 million by American Nuclear Insurers (ANI), with the remaining coverage provided by a mandatory program of deferred premiums which could be assessed, after a nuclear incident, against all owners of nuclear reactors. The Company could be assessed up to $88 million per incident for each licensed reactor it operates but not more than an aggregate of $10 million per incident to be paid in a calendar year for each reactor. Such maximum assessment, excluding any applicable state premium taxes, for the Company is $176 million per incident but not more than an aggregate of $20 million to be paid for each incident in any one year.

    The Company is a member of Nuclear Electric Insurance Limited (NEIL), a mutual insurer established to provide property damage insurance in an amount up to $500 million for members' nuclear generating facilities.

    Additionally, the Company has policies that currently provide decontamination, excess property insurance, and premature decommissioning coverage up to $2.25 billion for losses in excess of the $500 million primary coverage. This excess insurance is also provided by NEIL.

    NEIL also covers the additional cost that would be incurred in obtaining replacement power during a prolonged accidental outage at a member's nuclear plant. Members can purchase this coverage, subject to a deductible waiting period of between 8 to 26 weeks, with a maximum per occurrence per unit limit of $490 million. After this deductible period, weekly indemnity payments would be received until either the unit is operational or until the limit is exhausted in approximately three years.

    Under each of the NEIL policies, members are subject to assessments if losses each year exceed the accumulated funds available to the insurer under that policy. The current maximum annual assessments for the Company under the three NEIL policies would be $35 million.

    Following the terrorist attacks of September 2001, both ANI and NEIL confirmed that terrorist acts against commercial nuclear power stations would be covered under their insurance. However, both companies revised their policy terms on a prospective basis to include an industry aggregate for all terrorist acts. The NEIL aggregate, which applies to all claims stemming from terrorism within a 12 month duration, is $3.24 billion plus any amounts that would be available through reinsurance or indemnity from an outside source. The ANI cap is $200 million in a policy year.

    For all on-site property damage insurance policies for commercial nuclear power plants, the NRC requires that the proceeds of such policies shall be dedicated first for the sole purpose of placing the reactor in a safe and stable condition after an accident. Any remaining proceeds are to be applied next toward the costs of decontamination and debris removal operations ordered by the NRC, and any further remaining proceeds are to be paid either to the Company or to its bond trustees as may be appropriate under the policies and applicable trust indentures.

    All retrospective assessments, whether generated for liability, property or replacement power may be subject to applicable state premium taxes.

Alabama Power Company 2001 Annual Report


10.   QUARTERLY FINANCIAL INFORMATION
      (Unaudited)

Summarized quarterly financial data for 2001 and 2000 are as follows:

                                                     Net Income
                                                       After
                                                     Dividends
       Quarter            Operating    Operating    on Preferred
        Ended              Revenues      Income        Stock
--------------------    -----------------------------------------
                                     (in millions)

March 2001                  $  850         $180          $ 70
June 2001                      904          194            75
September 2001               1,061          362           180
December 2001                  772          175            62

March 2000                 $   746         $172          $ 68
June 2000                      900          229           103
September 2000               1,137          390           209
December 2000                  884          151            40
-----------------------------------------------------------------

The Company's business is influenced by seasonal weather conditions.

SELECTED FINANCIAL AND OPERATING DATA 1997-2001
Alabama Power Company 2001 Annual Report


----------------------------------------------------------------------------------------------------------------------------
                                                      2001            2000            1999             1998            1997
----------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)               $3,586,390      $3,667,461      $3,385,474       $3,386,373      $3,149,111
Net Income after Dividends
  on Preferred Stock (in thousands)               $386,729        $419,916        $399,880         $377,223        $375,939
Cash Dividends
  on Common Stock (in thousands)                  $393,900        $417,100        $399,600         $367,100        $339,600
Return on Average Common Equity (percent)            11.89           13.58           13.85            13.63           13.76
Total Assets (in thousands)                    $10,418,301     $10,366,105      $9,648,704       $9,225,698      $8,812,867
Gross Property Additions (in thousands)           $635,540        $870,581        $809,044         $610,132        $451,167
----------------------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                             $3,310,877      $3,195,772      $2,988,863       $2,784,067      $2,750,569
Preferred stock                                    317,512         317,512         317,512          317,512         255,512
Company obligated mandatorily
  redeemable preferred securities                  347,000         347,000         347,000          297,000         297,000
Long-term debt                                   3,742,346       3,425,527       3,190,378        2,646,566       2,473,202
----------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)   $7,717,735      $7,285,811      $6,843,753       $6,045,145      $5,776,283
============================================================================================================================
Capitalization Ratios (percent):
Common stock equity                                   42.9            43.9            43.7             46.1            47.6
Preferred stock                                        4.1             4.4             4.6              5.3             4.4
Company obligated mandatorily
  redeemable preferred securities                      4.5             4.8             5.1              4.9             5.2
Long-term debt                                        48.5            46.9            46.6             43.7            42.8
----------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)        100.0           100.0           100.0            100.0           100.0
============================================================================================================================
Security Ratings:
First Mortgage Bonds -
   Moody's                                              A1              A1              A1               A1              A1
   Standard and Poor's                                   A               A              A+               A+              A+
   Fitch                                                A+             AA-             AA-              AA-             AA-
Preferred Stock -
   Moody's                                            Baa1              a2              a2               a2              a2
   Standard and Poor's                                BBB+            BBB+              A-                A               A
   Fitch                                                A-               A               A                A              A+
Unsecured Long-Term Debt -
   Moody's                                              A2              A2              A2               A2              A2
   Standard and Poor's                                   A               A               A                A               A
   Fitch                                                 A              A+              A+               A+              A+
============================================================================================================================
Customers (year-end):
Residential                                      1,139,542       1,132,410       1,120,574        1,106,217       1,092,161
Commercial                                         196,617         193,106         188,368          182,738         177,362
Industrial                                           4,728           4,819           4,897            5,020           5,076
Other                                                  751             745             735              733             728
----------------------------------------------------------------------------------------------------------------------------
Total                                            1,341,638       1,331,080       1,314,574        1,294,708       1,275,327
============================================================================================================================
Employees (year-end):                                6,706           6,871           6,792            6,631           6,531
----------------------------------------------------------------------------------------------------------------------------

SELECTED FINANCIAL AND OPERATING DATA 1997-2001 (continued)
Alabama Power Company 2001 Annual Report


------------------------------------------------------------------------------------------------------------------------------
                                                        2001            2000            1999             1998            1997
------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                      $ 1,138,499      $1,222,509     $ 1,145,646      $ 1,133,435       $ 997,507
Commercial                                           829,760         854,695         807,098          779,169         724,148
Industrial                                           763,934         859,668         843,090          853,550         775,591
Other                                                 15,480          15,835          15,283           14,523          13,563
------------------------------------------------------------------------------------------------------------------------------
Total retail                                       2,747,673       2,952,707       2,811,117        2,780,677       2,510,809
Sales for resale  - non-affiliates                   485,974         461,730         415,377          448,973         431,023
Sales for resale  - affiliates                       245,189         166,219          92,439          103,562         161,795
------------------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity           3,478,836       3,580,656       3,318,933        3,333,212       3,103,627
Other revenues                                       107,554          86,805          66,541           53,161          45,484
------------------------------------------------------------------------------------------------------------------------------
Total                                             $3,586,390      $3,667,461      $3,385,474       $3,386,373      $3,149,111
==============================================================================================================================

Kilowatt-Hour Sales (in thousands):
Residential                                       15,880,971      16,771,821      15,699,081       15,794,543      14,336,408
Commercial                                        12,798,711      12,988,728      12,314,085       11,904,509      11,330,312
Industrial                                        20,460,022      22,101,407      21,942,889       21,585,117      20,727,912
Other                                                198,102         205,827         201,149          196,647         180,389
------------------------------------------------------------------------------------------------------------------------------
Total retail                                      49,337,806      52,067,783      50,157,204       49,480,816      46,575,021
Sales for resale  - non-affiliates                15,277,839      14,847,533      12,437,599       11,840,910      12,329,480
Sales for resale  - affiliates                     8,843,094       5,369,474       5,031,781        5,976,099       8,993,326
------------------------------------------------------------------------------------------------------------------------------
Total                                             73,458,739      72,284,790      67,626,584       67,297,825      67,897,827
==============================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                             7.17            7.29            7.30             7.18            6.96
Commercial                                              6.48            6.58            6.55             6.55            6.39
Industrial                                              3.73            3.89            3.84             3.95            3.74
Total retail                                            5.57            5.67            5.60             5.62            5.39
Sales for resale                                        3.03            3.11            2.91             3.10            2.78
Total sales                                             4.74            4.95            4.91             4.95            4.57
Residential Average Annual
  Kilowatt-Hour Use Per Customer                      13,981          14,875          14,097           14,370          13,254
Residential Average Annual
  Revenue Per Customer                             $1,002.30       $1,084.26       $1,028.76        $1,031.21         $922.21
Plant Nameplate Capacity
  Ratings (year-end) (megawatts)                      12,153          12,122          11,379           11,151          11,151
Maximum Peak-Hour Demand (megawatts):
Winter                                                 9,300           9,478           8,863            7,757           8,478
Summer                                                10,241          11,019          10,739           10,329           9,778
Annual Load Factor (percent)                            62.5            59.3            59.7             62.9            62.7
Plant Availability (percent):
Fossil-steam                                            87.1            89.4            80.4             85.6            86.3
Nuclear                                                 83.7            88.3            91.0             80.2            88.8
------------------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                    56.8            63.0            64.1             65.3            65.7
Nuclear                                                 15.8            16.9            17.8             16.3            17.9
Hydro                                                    5.1             2.9             4.7              6.9             7.5
Oil and gas                                             10.7             4.9             1.1              1.5             0.7
Purchased power -
  From non-affiliates                                    4.4             4.6             4.5              3.3             2.4
  From affiliates                                        7.2             7.7             7.8              6.7             5.8
------------------------------------------------------------------------------------------------------------------------------
Total                                                  100.0           100.0           100.0            100.0           100.0
==============================================================================================================================

                             GEORGIA POWER COMPANY
                               FINANCIAL SECTION

MANAGEMENT'S REPORT
Georgia Power Company 2001 Annual Report


The management of Georgia Power Company has prepared this annual report and is responsible for the financial statements and related information. These statements were prepared in accordance with accounting principles generally accepted in the United States and necessarily include amounts that are based on the best estimates and judgments of management. Financial information throughout this annual report is consistent with the financial statements.

     The Company maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that the accounting records reflect only authorized transactions of the Company. Limitations exist in any system of internal controls based upon the recognition that the cost of the system should not exceed its benefits. The Company believes that its system of internal accounting controls maintains an appropriate cost/benefit relationship.

     The Company's system of internal accounting controls is evaluated on an ongoing basis by the Company's internal audit staff. The Company's independent public accountants also consider certain elements of the internal control system in order to determine their auditing procedures for the purpose of expressing an opinion on the financial statements.

     The audit committee of the board of directors, which is composed of three independent directors, provides a broad overview of management's financial reporting and control functions. At least three times a year this committee meets with management, the internal auditors, and the independent public accountants to ensure that these groups are fulfilling their obligations and to discuss auditing, internal control and financial reporting matters. The internal auditors and the independent public accountants have access to the members of the audit committee at any time.

     Management believes that its policies and procedures provide reasonable assurance that the Company's operations are conducted with a high standard of business ethics.

     In management's opinion, the financial statements present fairly, in all material respects, the financial position, results of operations and cash flows of Georgia Power Company in conformity with accounting principles generally accepted in the United States.



/s/David M. Ratcliffe
David M. Ratcliffe
President and Chief Executive Officer


/s/Thomas A. Fanning
Executive Vice President, Treasurer
and Chief Financial Officer
February 13, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Georgia Power Company:


We have audited the accompanying balance sheets and statements of capitalization of Georgia Power Company (a Georgia corporation and a wholly owned subsidiary of Southern Company) as of December 31, 2001 and 2000, and the related statements of income, comprehensive income, common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements (pages II-93 through II-113) referred to above present fairly, in all material respects, the financial position of Georgia Power Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

      As explained in Note 1 to the financial statements, effective January 1, 2001, Georgia Power Company changed its method of accounting for derivative instruments and hedging activities.



/s/Arthur Andersen LLP
Atlanta, Georgia
February 13, 2002

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Georgia Power Company 2001 Annual Report


RESULTS OF OPERATIONS

Earnings

Georgia Power Company's 2001 earnings totaled $610 million, representing a $51 million (9.1 percent) increase over 2000. Although operating income is lower due to the impact of mild weather on retail revenues, overall net income improved due to lower financing costs and non-operating expenses and a lower effective tax rate resulting from various factors including property donations and positive resolution of outstanding tax issues. The Company's 2000 earnings totaled $559 million, representing an $18 million (3.3 percent) increase over 1999. This earnings increase was primarily due to higher retail and wholesale sales and continued control of operating expenses, partially offset by additional accelerated amortization of regulatory assets allowed under the second year of a Georgia Public Service Commission (GPSC) three-year retail rate order.

Revenues

Operating revenues in 2001 and the amount of change from the prior year are as follows:

                                                Increase
                                               (Decrease)
                                             From Prior Year
                                   Amount   -------------------
                                    2001        2001      2000
                                    ----    -------------------
   Retail -                                     (in millions)
   Base revenues                     $3,102     $(17)        $ 84
   Fuel cost recovery                 1,247       49          183
-------------------------------------------------------------------
Total retail                          4,349       32          267
-------------------------------------------------------------------
Sales for resale -
   Non-affiliates                       366       68           88
   Affiliates                           100        4           20
-------------------------------------------------------------------
Total sales for resale                  466       72          108
-------------------------------------------------------------------
Other operating revenues                151       (9)          39
-------------------------------------------------------------------
Total operating revenues             $4,966      $95         $414
===================================================================
Percent change                                   2.0%         9.3%
-------------------------------------------------------------------

     Retail base revenues of $3.1 billion in 2001 decreased $17 million (0.5 percent) from 2000 primarily due to a 2.5 percent decrease in retail sales from the prior year. Milder-than-normal weather and a slowdown in the economy contributed to the decline in such sales. Retail base revenues of $3.1 billion in 2000 increased $84 million (2.8 percent) from 1999 primarily due to a 4.9 percent increase in sales. Under the prior GPSC retail rate order, the Company recorded $44 million of revenue subject to refund for estimated earnings above
12.5 percent retail return on common equity in 2000. These refunds were made to customers in 2001. See Note 3 to the financial statements under "Retail Rate Orders" for additional information.

     Electric rates include provisions to adjust billings for fluctuations in fuel costs, the energy component of purchased power costs, and certain other costs. Under these fuel cost recovery provisions, fuel revenues generally equal fuel expenses -- including the fuel component of purchased energy -- and do not affect net income. However, cash flow is affected by the untimely recovery of these receivables. As of December 31, 2001, the Company had $162 million in underrecovered fuel costs. The Company is currently collecting these underrecovered fuel costs under a GPSC rate order issued on May 24, 2001. The fuel cost recovery rate was increased effective June 2001 to allow for a 24-month recovery of the deferred underrecovered fuel costs.

     Wholesale revenues from sales to non-affiliated utilities increased in 2001 and 2000 as follows:

                                  2001       2000      1999
                                -----------------------------
                                        (in millions)
Long-term contracts               $ 61       $ 55      $ 55
Other sales                        305        243       155
-------------------------------------------------------------
Total                             $366       $298      $210
=============================================================

     Revenues from long-term contracts increased slightly in 2001 due to increased energy sales while remaining constant in 2000. See Note 7 to the financial statements for further information regarding these sales. Revenues from other non-affiliated sales increased $62 million (25.5 percent) primarily due to increases in off-system sale transactions that were generally offset by corresponding purchase transactions. These transactions had no significant effect on income.

     Revenues from sales to affiliated companies within the Southern electric system, as well as purchases of energy, will vary from year to year depending on demand and the availability and cost of generating resources at each company. These transactions do not have a significant impact on earnings.

     Other operating revenues in 2001 decreased $9 million (5.3 percent) primarily due to lower gains on the sale of generating plant emission allowances, partially offset by increased revenues from the transmission of electricity and from the rental of electric equipment and property. Other

Georgia Power Company 2001 Annual Report


operating revenues in 2000 increased $39 million (33 percent) primarily due to increased revenues from the transmission of electricity and gains on the sale of generating plant emission allowances. Under a GPSC order, $28 million of the gains on emission allowance sales in 2000 were used to reduce recoverable fuel costs and, as such, did not affect earnings.

     Kilowatt-hour (KWH) sales for 2001 and the percent change by year were as follows:
                                         Percent Change
                                      ----------------------
                            2001
                            KWH         2001        2000
                         --------- ------------------------
                         (in billions)
Residential                   20.1      (2.8)%       6.6%
Commercial                    26.5       3.4         8.1
Industrial                    25.4      (8.0)        0.9
Other                          0.6       2.5         3.2
                            ------
Total retail                  72.6      (2.5)        4.9
                            ------
Sales for resale -
   Non-affiliates              8.1      25.5        27.7
   Affiliates                  3.1      28.7        35.6
                            ------
Total sales for resale        11.2      26.3        29.8
                            ------
Total sales                   83.8       0.5         7.1
                            ======
------------------------------------------------------------

     Residential sales decreased 2.8 percent due to milder-than-normal weather. Commercial sales increased 3.4 percent due to a 2.8 percent increase in customers, while industrial sales decreased 8.0 percent due to an economic slowdown. Residential and commercial sales increased 6.6 percent and 8.1 percent, respectively, in 2000 due to warmer summer temperatures and colder winter weather. Strong regional economic growth was also a factor in the increase in commercial sales. Industrial sales remained fairly constant.

Expenses

Fuel costs constitute the single largest expense for the Company. The mix of fuel sources for generation of electricity is determined primarily by system load, the unit cost of fuel consumed, and the availability of hydro and nuclear generating units. The amount and sources of generation and the average cost of fuel per net KWH generated were as follows:

                                      2001      2000     1999
                                    --------------------------
Total generation
   (billions of KWH)                  68.9      73.6     69.3
Sources of generation
   (percent) --
     Coal                             74.9      75.8     75.5
     Nuclear                          23.2      21.2     21.6
     Hydro                             1.4       0.8      1.0
     Oil and gas                       0.5       2.2      1.9
Average cost of fuel per net
   KWH generated
     (cents) --                       1.38      1.39     1.34
--------------------------------------------------------------

     Fuel expense decreased 7.7 percent due to a decrease in generation because of lower energy demands and a slightly lower average cost of fuel. Fuel expense increased 10.7 percent in 2000 due to an increase in generation to meet higher energy demands, a decrease in generation from hydro plants, and a higher average cost of fuel.

     Purchased power expense increased $175 million (29.4 percent) in 2001 primarily due to an increase in off-system purchases used to meet off-system sales commitments. These transactions had no significant effect on earnings. Purchased power expense in 2000 increased $206 million (53 percent) over the prior year due to higher retail energy demands and off-system purchase transactions used to meet off-system sales transactions.

     In 2001, other operation and maintenance expenses increased $41 million (3.4%) due to additional severance costs, increased scheduled generating plant maintenance, and higher uncollectible account expense. Other operation and maintenance expenses in 2000 increased slightly over those in 1999. Increased line maintenance, customer assistance and sales expense, and severance costs were partially offset by decreased generating plant maintenance and decreased employee benefit provisions.

     Depreciation and amortization decreased $19 million in 2001 primarily due to lower accelerated amortization under the third year of a GPSC retail rate order. Depreciation and amortization increased $66 million in 2000 primarily due to $50 million of additional accelerated amortization of regulatory assets required under the second year of the GPSC retail rate order and increased plant in service.

Georgia Power Company 2001 Annual Report


     Other, net increased in 2001 due to gains realized on sales of assets and a decrease in charitable contributions. Other, net decreased in 2000 due to an increase in charitable contributions.

     Interest expense, net decreased in 2001 primarily due to lower interest rates that offset new financing costs. Interest expense, net increased in 2000 due to the issuance of additional senior notes during 2000. The Company refinanced or retired $775 million and $179 million of securities in 2001 and 2000, respectively. Distributions on preferred securities of subsidiary companies remained unchanged in 2001 and decreased $7 million in 2000 due to the redemption of $100 million of preferred securities in December 1999.

Effects of Inflation

The Company is subject to rate regulation and income tax laws that are based on the recovery of historical costs. Therefore, inflation creates an economic loss because the Company is recovering its costs of investments in dollars that have less purchasing power. While the inflation rate has been relatively low in recent years, it continues to have an adverse effect on the Company because of the large investment in utility plants with long economic lives. Conventional accounting for historical cost does not recognize this economic loss nor the partially offsetting gain that arises through financing facilities with fixed-money obligations such as long-term debt and preferred securities. Any recognition of inflation by regulatory authorities is reflected in the rate of return allowed.

FUTURE EARNINGS POTENTIAL

General

The results of operations for the past three years are not necessarily indicative of future earnings. The level of future earnings depends on numerous factors including regulatory matters and energy sales.

     Growth in energy sales is subject to a number of factors which traditionally have included changes in contracts with neighboring utilities, energy conservation practiced by customers, the elasticity of demand, weather, competition, initiatives to increase sales to existing customers, and the rate of economic growth in the Company's service area.

     In accordance with Financial Accounting Standards Board (FASB) Statement No. 87, Employers' Accounting for Pensions, the Company recorded non-cash income of approximately $60 million in 2001. Future pension income is dependent on several factors including trust earnings and changes to the plan. For the Company, pension income is a component of the regulated rates and does not have a significant effect on net income. For additional information, see Note 2 to the financial statements.

     The Company currently operates as a vertically integrated utility providing electricity to customers within its traditional service area located in the State of Georgia. Prices for electricity provided by the Company to retail customers are set by the GPSC under cost-based regulatory principles.

     On December 20, 2001, the GPSC approved a new three-year retail rate order for the Company ending December 31, 2004. Under the terms of the order, earnings will be evaluated annually against a retail return on common equity range of 10 percent to 12.95 percent. Two-thirds of any earnings above the 12.95 percent return will be applied to rate refunds, with the remaining one-third retained by the Company. Retail rates were decreased by $118 million effective January 1, 2002. Pursuant to a previous three-year accounting order, the Company recorded $336 million of accelerated cost amortization and interest thereon which has been credited to a regulatory liability account as mandated by the GPSC. Under the new rate order, the accelerated amortization and the interest will be amortized equally over three years as a credit to expense beginning in 2002. The Company will not file for a general base rate increase unless its projected retail return on common equity falls below 10 percent. Georgia Power is required to file a general rate case on July 1, 2004, in response to which the GPSC would be expected to determine whether the rate order should be continued, modified, or discontinued. See Note 3 to the financial statements under "Retail Rate Orders" for additional information.

     The Company has entered into power purchase agreements which will result in higher capacity and operating and maintenance payments in future years. Under the new retail rate order, these costs will be reflected in rates evenly over the next three years. See Note 4 to the financial statements under "Purchased Power Commitments" for additional information.

Georgia Power Company 2001 Annual Report


    Georgia Power had three new generation projects under construction during 2001. They included two units at Plant Dahlberg, a ten-unit, 800 megawatt combustion turbine facility; two combined cycle units totaling 1,132 megawatts at Plant Wansley; and Plant Goat Rock, a two-unit, 1,181 megawatt combined cycle facility. All three of these projects have been transferred to Southern Power Company, a new Southern Company subsidiary formed in 2001 to construct, own, and manage wholesale generating assets in the Southeast. The ten Dahlberg units and two Goat Rock units were transferred in 2001 and the transfer of the two Wansley units was completed in January 2002.

     The Company is involved in various matters being litigated. See Note 3 to the financial statements for information regarding material issues that could possibly affect future earnings.

     Compliance costs related to current and future environmental laws, regulations, and litigation could affect earnings if such costs are not fully recovered. See "Environmental Issues" for further discussion of these matters.

Industry Restructuring

The electric utility industry in the United States is continuing to evolve as a result of regulatory and competitive factors. Among the primary agents of change has been the Energy Policy Act of 1992 (Energy Act). The Energy Act allows independent power producers (IPPs) to access a utility's transmission network in order to sell electricity to other utilities. This enhances the incentive for IPPs to build cogeneration plants for a utility's large industrial and commercial customers and sell energy generation to other utilities. Also, electricity sales for resale rates are affected by wholesale transmission access and numerous potential new energy suppliers, including power marketers and brokers.

     Although the Energy Act does not permit retail customer access, it has been a major catalyst for recent restructuring and consolidations taking place within the utility industry. Numerous federal and state initiatives are in varying stages that promote wholesale and retail competition. Among other things, these initiatives allow customers to choose their electricity provider. Some states have approved initiatives that result in a separation of the ownership and/or operation of generating facilities from the ownership and/or operation of transmission and distribution facilities. While restructuring and competition initiatives have been discussed in Georgia, none have been enacted. Enactment would require numerous issues to be resolved, including significant ones relating to recovery of any stranded investments, full cost recovery of energy produced, and other issues related to the energy crisis that occurred in California. As a result of that crisis, many states have either discontinued or delayed implementation of initiatives involving retail deregulation. The Company does compete with other electric suppliers within the state. In Georgia, most new retail customers with at least 900 kilowatts of connected load may choose their electricity supplier.

     In December 1999, the Federal Energy Regulatory Commission (FERC) issued its final rule on Regional Transmission Organizations (RTOs). The order encouraged utilities owning transmission systems to form RTOs on a voluntary basis. Southern Company has submitted a series of status reports informing the FERC of progress toward the development of a Southeastern RTO. In these status reports, Southern Company explained that it is developing an RTO known as SeTrans with a number of non-jurisdictional cooperative and public power entities. Recently, Entergy Corporation and Cleco Power joined the SeTrans development process. In January 2002, the sponsors of SeTrans held a public meeting to form a Stakeholder Advisory Committee, which will participate in the development of the RTO. Southern Company continues to work with the other sponsors to develop the SeTrans RTO. The creation of SeTrans is not expected to have a material impact on Georgia Power's financial statements. The outcome of this matter cannot now be determined.

Accounting Policies

Critical Policy

Georgia Power's significant accounting policies are described in Note 1 to the financial statements. The Company's most critical accounting policy involves rate regulation. The Company is subject to the provisions of FASB Statement No. 71, Accounting for the Effects of Certain Types of Regulation. In the event that a portion of the Company's operations is no longer subject to these provisions, the Company would be required to write off related regulatory assets and liabilities that are not specifically recoverable, and determine if any other assets, including plant, have been impaired. See Note 1 to the financial statements under "Regulatory Assets and Liabilities" for additional information.

Georgia Power Company 2001 Annual Report


New Accounting Standards

Effective January 2001, Georgia Power adopted FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Statement No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement requires that certain derivative instruments be recorded in the balance sheet as either an asset or liability measured at fair value, and that changes in the fair value be recognized currently in earnings unless specific hedge accounting criteria are met. See
Note 1 to the financial statements under "Financial Instruments" for additional information. The impact on net income in 2001 was not material. An additional interpretation of Statement No. 133 will result in a change -- effective April 1, 2002 -- in accounting for certain contracts related to fuel supplies that contain quantity options. These contracts will be accounted for as derivatives and marked to market. However, due to the existence of specific cost-based fuel recovery clauses for the Company, this change is not expected to have a material impact on net income.

    In June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets, which establishes new accounting and reporting standards for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion No. 17. Statement No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for upon acquisition and on an ongoing basis. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, which are no longer limited to 40 years. The Company adopted Statement No. 142 effective January 1, 2002 with no material impact on the Company's financial statements.

   Also, in June 2001, the FASB issued Statement No. 143, Asset Retirement Obligations, which establishes new accounting and reporting standards for legal obligations associated with retiring assets, including decommissioning nuclear plants. The liability for an asset's future retirement must be recorded in the period in which the liability is incurred. The cost must be capitalized as part of the related long-lived asset and depreciated over the asset's useful life. Changes in the liability resulting from the passage of time will be recognized as operating expenses. Statement No. 143 must be adopted by January 1, 2003. The Company has not yet quantified the impact of adopting Statement No. 143 on its financial statements.

FINANCIAL CONDITION

Plant Additions

In 2001, gross utility plant additions were $1.4 billion. These additions were primarily related to transmission and distribution facilities, the purchase of nuclear fuel, and the construction of additional combustion turbine and combined cycle units. The funds needed for gross property additions are currently provided from operations, short-term and long-term debt, and capital contributions from Southern Company. The Statements of Cash Flows provide additional details.

Credit Rating Risk

The Company does not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain physical electricity sale contracts that could require collateral -- but not termination -- in the event of a credit rating change to below investment grade. At December 31, 2001, the maximum potential collateral requirements were approximately $112 million.

Exposure to Market Risks

The Company is exposed to market risks, including changes in interest rates, currency exchange rates, and certain commodity prices. To manage the volatility attributable to these exposures, the Company nets the exposures to take advantage of natural offsets and enters into various derivative transactions for the remaining exposures pursuant to the Company's policies in areas such as counterparty exposure and hedging practices. Company policy is that derivatives are to be used primarily for hedging purposes. Derivative positions are monitored using techniques that include market valuation and sensitivity analysis.

     The Company's market risk exposures relative to interest rate changes have not changed materially compared to the previous reporting period. In addition, the Company is not aware of any facts or circumstances that would significantly affect such exposures in the near term.

Georgia Power Company 2001 Annual Report


     If the Company sustained a 100 basis point change in interest rates for all variable rate long-term debt, the change would affect annualized interest expense by approximately $13 million at December 31, 2001. Based on the Company's overall interest rate exposure at December 31, 2001, including derivative and other interest rate sensitive instruments, a near-term 100 basis point change in interest rates would not materially affect the Company's financial statements.

     Due to cost-based rate regulations, the Company has limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to movements in electricity prices, the Company entered into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market and to a lesser extent similar contracts for gas purchases. Realized gains and losses are recognized in the Statements of Income as incurred. At December 31, 2001, exposure from these activities was not material to the Company's financial statements. Fair value of changes in energy trading contracts and year-end valuations are as follows:

                             Changes During the Year
----------------------------------------------------
                                     Fair Value
----------------------------------------------------
                                   (in millions)
Contracts beginning of year             $0.9
Contracts realized or settled           (0.6)
New contracts at inception                 -
Changes in valuation techniques            -
Current period changes                   0.1
----------------------------------------------------
Contracts end of year                   $0.4
===================================================

    All of these contracts are actively quoted and mature within one year. For additional information, see Note 1 to the financial statements under "Financial Instruments."

Financing Activities

In 2001, the Company's financing costs decreased due to lower interest rates despite the issuance of new debt during the year. New issues during 1999 through 2001 totaled $1.9 billion and retirement or repayment of higher-cost securities totaled $1.7 billion.

     The proceeds from assets transferred to Southern Power were used to reduce short-term debt and return capital to the Southern Company that was used during the construction of these projects.

     Composite financing rates for long-term debt, preferred stock, and preferred securities for the years 1999 through 2001, as of year-end, were as follows:
                                   2001        2000       1999
                                --------------------------------
Composite interest rate
   on long-term debt               4.26%       5.90%      5.48%
Composite preferred
   stock dividend rate             4.60        4.60       4.60
Composite preferred
   securities dividend rate        7.49        7.49       7.49
----------------------------------------------------------------

Liquidity and Capital Requirements

Cash provided from operations remained constant in 2001.

     The Company estimates that construction expenditures for the years 2002 through 2004 will total $1.0 billion, $0.8 billion, and $0.8 billion, respectively. Investments primarily in additional transmission and distribution facilities and equipment to comply with environmental requirements are planned.

     Cash requirements for redemptions announced and maturities of long-term debt are expected to total $666 million during 2002 through 2004.

     As a result of requirements by the Nuclear Regulatory Commission, the Company has established external trust funds for the purpose of funding nuclear decommissioning costs. The amount to be funded under the new GPSC rate order is $8.7 million each year in 2002, 2003, and 2004. For additional information concerning nuclear decommissioning costs, see Note 1 to the financial statements under "Depreciation and Nuclear Decommissioning."

Sources of Capital

The Company expects to meet future capital requirements primarily using funds generated from operations and equity funds from Southern Company and by the issuance of new debt and equity securities, term loans, and short-term borrowings. The Company plans to request new financing authority from the GPSC in early 2002 to allow for the issuance of new long-term securities. To meet short-term cash needs and contingencies, the Company had approximately $1.8 billion of unused credit arrangements with banks at the beginning of 2002. See
Note 9 to the financial statements under "Bank Credit Arrangements" for additional information.

Georgia Power Company 2001 Annual Report


     The Company may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper at the request and for the benefit of the Company and the other Southern Company operating companies. At December 31, 2001, the Company had outstanding $707.6 million of commercial paper.

     Recently, the Company has relied on the issuance of unsecured debt and trust preferred securities, in addition to unsecured pollution control bonds issued for its benefit by public authorities, to meet its long-term external financing requirements. In years past, the Company issued first mortgage bonds, mortgage backed pollution control bonds and preferred stock to fund its external requirements. The amount outstanding of these securities has been steadily declining during the last four years.

Other Capital Requirements

In addition to the funds needed for the construction program, approximately $666 million will be required by the end of 2004 for maturities of long-term debt. Also, the Company will continue to retire higher-cost debt and preferred securities and replace these obligations with lower-cost capital if market conditions permit.

   These capital requirements, lease obligations, and purchase commitments -- discussed in Notes 4 and 9 to the financial statements -- are as follows:

                                    2002      2003      2004
---------------------------------------------------------------
                                          (in millions)
Bonds -
   First mortgage                 $    2    $    -       $  -
   Pollution control                   8         -          -
Notes                                300       350          -
Leases -
   Capital                             2         2          2
   Operating                          15        15         15
Purchase commitments
    Fuel                           1,234     1,115        617
    Purchased power                  163       223        278
---------------------------------------------------------------

     At the beginning of 2002, Georgia Power had not used any of its available credit arrangements. Credit arrangements are as follows:

                                         Expires
                             ----------------------------
      Total       Unused         2002     2003 & beyond
   ------------------------------------------------------
                          (in millions)
    $1,765        $1,765        $1,265            $500
   ------------------------------------------------------

ENVIRONMENTAL ISSUES

Clean Air Legislation

In November 1990, the Clean Air Act Amendments of 1990 (Clean Air Act) were signed into law. Title IV of the Clean Air Act -- the acid rain compliance provision of the law -- significantly affected Southern Company's subsidiaries, including the Company. Reductions in sulfur dioxide and nitrogen oxide emissions from fossil-fired generating plants were required in two phases. Phase I compliance began in 1995.

     Southern Company's subsidiaries, including the Company, achieved Phase I compliance at the affected units by primarily switching to low-sulfur coal and with some equipment upgrades. Construction expenditures for the Company's Phase I compliance totaled approximately $167 million.

     Phase II sulfur dioxide compliance was required in 2000. Southern Company's subsidiaries, including the Company, used emission allowances and fuel switching to comply with Phase II requirements. Also, equipment to control nitrogen oxide emissions was installed on additional system fossil-fired units as necessary to meet Phase II limits and ozone non-attainment requirements for metropolitan Atlanta through 2000. Compliance for Phase II and initial ozone non-attainment requirements increased total construction expenditures for the Company through 2000 by approximately $39 million.

     In 2000, the State of Georgia established new emission limits designed to help bring the Atlanta area into compliance with the national one-hour standard for ground-level ozone. The limits include new emission standards for seven of the Company's generating stations and will go into effect in May 2003. Construction expenditures for the Company's compliance with these new rules are currently estimated at approximately $699 million with a total of $345 million remaining to be spent.

Georgia Power Company 2001 Annual Report


     A significant portion of costs related to the acid rain and ozone non-attainment provisions of the Clean Air Act is expected to be recovered through existing ratemaking provisions. However, there can be no assurance that all Clean Air Act costs will be recovered.

     In July 1997, the Environmental Protection Agency (EPA) revised the national ambient air quality standards for ozone and particulate matter. This revision made the standards significantly more stringent. In the subsequent litigation of these standards, the U.S. Supreme Court found the EPA's implementation program for the new ozone standard unlawful and remanded it to the EPA. In addition, the Federal District of Columbia Circuit Court of Appeals is considering other legal challenges to these standards. If the standards are eventually upheld, implementation could be required by 2007 to 2010.

     In September 1998, the EPA issued regional nitrogen oxide reduction rules to the states for implementation. The final rule affects 21 states including Georgia. Compliance is required by May 31, 2004. The EPA proposed rules for Georgia on February 13, 2002. The EPA's proposal includes a May 1, 2005 implementation date for Georgia. The Company plans to demonstrate compliance based largely on NOx controls already installed to meet the Atlanta non-attainment requirements, coupled with the purchase of NOx credits within a NOx trading market.

     In December 2000, having completed its utility study for mercury and other hazardous air pollutants (HAPS), the EPA issued a determination that an emission control program for mercury and, perhaps, other HAPS is warranted. The program is to be developed under the Maximum Achievable Control Technology provisions of the Clean Air Act, and regulations are scheduled to be finalized by the end of 2004 with implementation to take place around 2007. In January 2001, the EPA proposed guidance for the determination of Best Available Retrofit Technology
(BART) emission controls under the Regional Haze Regulations. Installation of BART controls is expected to take place around 2010. Litigation of the Regional Haze Regulations, including the BART provisions, is ongoing in the Federal District of Columbia Circuit Court of Appeals. A court decision is expected in mid-2002.

     Implementation of the final state rules for these initiatives could require substantial further reductions in nitrogen oxide and sulfur dioxide and reductions in mercury and other HAPS emissions from fossil-fired generating facilities and other industries in these states. Additional compliance costs and capital expenditures resulting from the implementation of these rules and standards cannot be determined until the results of legal challenges are known, and the states have adopted their final rules.

     In October 1997, the EPA issued regulations setting forth requirements for Compliance Assurance Monitoring (CAM) in state and federal operating permit programs. These regulations were amended by the EPA in March 2001 in response to a court order resolving challenges to the rules brought by environmental groups and industry. Generally, this rule affects the operation and maintenance of electrostatic precipitators and could involve significant additional ongoing expense.

     The EPA and state environmental regulatory agencies are reviewing and evaluating various matters including: control strategies to reduce regional haze; limits on pollutant discharges to impaired waters; cooling water intake restrictions; and hazardous waste disposal requirements. The impact of any new standards will depend on the development and implementation of applicable regulations.

Environmental Protection Agency Litigation

On November 3, 1999, the EPA brought a civil action in the U.S. District Court for the Northern District of Georgia. The complaint alleges violations of the prevention of significant deterioration and new source review provisions of the Clean Air Act with respect to coal-fired generating facilities at the Company's Bowen and Scherer plants. The civil action requests penalties and injunctive relief, including an order requiring the installation of the best available control technology at the affected units. The EPA concurrently issued a notice of violation to the Company relating to these two plants. In early 2000, the EPA filed a motion to amend its complaint to add the violations alleged in its notice of violation. The complaint and the notice of violation are similar to those brought against and issued to several other electric utilities. The complaint and the notice of violation allege that the Company failed to secure necessary permits or install additional pollution control equipment when performing maintenance and construction at coal burning plants constructed or under construction prior to 1978. The Company believes that it complied with applicable laws and the EPA's regulations and interpretations in effect at the

Georgia Power Company 2001 Annual Report


time the work in question took place. The Clean Air Act authorizes civil penalties of up to $27,500 per day per violation at each generating unit. Prior to January 30, 1997, the penalty was $25,000 per day.

    The case against the Company has been stayed since the spring of 2001 pending a ruling by the federal Court of Appeals for the Eleventh Circuit in the appeal of a very similar Clean Air Act / New Source Review enforcement action brought by EPA against the Tennessee Valley Authority (TVA). The TVA case involves many of the same legal issues raised by the actions against the Company. Because the outcome of the TVA case could have a significant adverse impact on Georgia Power, the Company is a party to that case as well. The federal court in Georgia is currently considering a motion by the EPA to reopen the case. The Company has opposed that motion. An adverse outcome of this matter could require substantial capital expenditures that cannot be determined at this time and could possibly require payment of substantial penalties. This could affect future results of operations, cash flows, and possibly financial condition if such costs are not recovered through regulated rates.

Other Environmental Issues

The Company must comply with other environmental laws and regulations that cover the handling and disposal of hazardous waste. Under these various laws and regulations, the Company could incur costs to clean up properties currently or previously owned. The Company conducts studies to determine the extent of any required clean-up and has recognized in the financial statements costs to clean up known sites. These costs for the Company amounted to $0.6 million in 2001 and $4 million in both 2000 and 1999. Additional sites may require environmental remediation for which the Company may be liable for all or a portion of required clean-up costs. See Note 3 to the financial statements under "Other Environmental Contingencies" for information regarding the Company's potentially responsible party status at sites in Georgia.

     Several major pieces of environmental legislation are periodically considered for reauthorization or amendment by Congress. These include: the Clean Air Act; the Clean Water Act; the Comprehensive Environmental Response, Compensation, and Liability Act; the Resource Conservation and Recovery Act; the Toxic Substances Control Act; and the Endangered Species Act. Changes to these laws could affect many areas of the Company's operations. The full impact of any such changes cannot be determined at this time.

     Compliance with possible additional legislation related to global climate change, electromagnetic fields, and other environmental and health concerns could significantly affect the Company. The impact of new legislation -- if any -- will depend on the subsequent development and implementation of applicable regulations. In addition, the potential exists for liability as the result of lawsuits alleging damages caused by electromagnetic fields.

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING INFORMATION

The Company's 2001 Annual Report includes forward-looking statements in addition to historical information. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "projects," "potential" or "continue" or the negative of these terms or other comparable terminology. The Company cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized.
These factors include the impact of recent and future federal and state regulatory change, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry and also changes in environmental and other laws and regulations to which the Company is subject, as well as changes in application of existing laws and regulations; current and future litigation, including the pending EPA civil action and the race discrimination litigation against the Company; the effect, extent, and timing of the entry of additional competition in the markets in which the Company operates; the impact of fluctuations in commodity prices, interest rates, and customer demand; state and federal rate regulations; political, legal, and economic conditions and developments in the United States; the effects of, and changes in economic conditions in the areas in which the Company operates; internal restructuring or other restructuring options that may be pursued by the Company; potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or

Georgia Power Company 2001 Annual Report


beneficial; the direct or indirect effects on the Company's business resulting from the terrorist incidents on September 11, 2001, or any similar such incidents or responses to such incidents; financial market conditions and the results of financing efforts; the ability of the Company to obtain additional generating capacity at competitive prices; weather and other natural phenomena; and other factors discussed elsewhere herein and in other reports (including Form 10-K) filed from time to time by the Company with the Securities and Exchange Commission.

STATEMENTS OF INCOME
For the Years Ended December 31, 2001, 2000, and 1999
Georgia Power Company 2001 Annual Report

-------------------------------------------------------------------------------------------------------------
                                                               2001                 2000                1999
-------------------------------------------------------------------------------------------------------------
                                                                              (in thousands)
Operating Revenues:
Retail sales                                             $4,349,312           $4,317,338          $4,050,088
Sales for resale --
  Non-affiliates                                            366,085              297,643             210,104
  Affiliates                                                 99,411               96,150              76,426
Other revenues                                              150,986              159,487             120,057
-------------------------------------------------------------------------------------------------------------
Total operating revenues                                  4,965,794            4,870,618           4,456,675
-------------------------------------------------------------------------------------------------------------
Operating Expenses:
Operation --
Fuel                                                        939,092            1,017,878             919,876
Purchased power --
  Non-affiliates                                            442,196              356,189             214,573
  Affiliates                                                329,232              239,815             174,989
Other                                                       810,043              795,458             784,359
Maintenance                                                 430,413              404,189             411,983
Depreciation and amortization                               600,631              619,094             552,966
Taxes other than income taxes                               202,483              204,527             202,853
-------------------------------------------------------------------------------------------------------------
Total operating expenses                                  3,754,090            3,637,150           3,261,599
-------------------------------------------------------------------------------------------------------------
Operating Income                                          1,211,704            1,233,468           1,195,076
Other Income (Expense):
Interest income                                               4,264                2,629               5,583
Equity in earnings of unconsolidated subsidiaries             4,178                3,051               2,721
Other, net                                                   (2,816)             (50,495)            (47,986)
-------------------------------------------------------------------------------------------------------------
Earnings Before Interest and Income Taxes                 1,217,330            1,188,653           1,155,394
-------------------------------------------------------------------------------------------------------------
Interest Charges and Other:
Interest expense, net                                       183,879              208,868             194,869
Distributions on preferred securities of subsidiaries        59,104               59,104              65,774
-------------------------------------------------------------------------------------------------------------
Total interest charges and other, net                       242,983              267,972             260,643
-------------------------------------------------------------------------------------------------------------
Earnings Before Income Taxes                                974,347              920,681             894,751
Income taxes                                                363,599              360,587             351,639
-------------------------------------------------------------------------------------------------------------
Net Income Before Cumulative Effect of
   Accounting Change                                        610,748              560,094             543,112
Cumulative effect of accounting change --
   less income taxes of $162 thousand                           257               -                   -
-------------------------------------------------------------------------------------------------------------
Net Income                                                  611,005              560,094             543,112
Dividends on Preferred Stock                                    670                  674               1,729
-------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock             $ 610,335            $ 559,420          $  541,383
=============================================================================================================
The accompanying notes are an integral part of these statements.

STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2001, 2000, and 1999
Georgia Power Company 2001 Annual Report



-------------------------------------------------------------------------------------------------------------------------------
                                                                          2001                  2000                  1999
-------------------------------------------------------------------------------------------------------------------------------
                                                                                            (in thousands)
Operating Activities:
Net income                                                           $ 611,005             $ 560,094             $ 543,112
Adjustments to reconcile net income to net
     cash provided from operating activities --
         Depreciation and amortization                                 697,143               712,960               663,878
         Deferred income taxes and investment tax credits, net         (48,329)              (28,961)              (34,930)
         Other, net                                                    (92,403)              (51,501)              (42,179)
         Changes in certain current assets and liabilities --
            Receivables, net                                            60,914              (108,621)               21,665
            Fossil fuel stock                                         (103,296)               26,835               (22,165)
            Materials and supplies                                     (15,628)               (9,715)              (10,417)
            Accounts payables                                          (15,406)               64,412                13,095
            Energy cost recovery, retail                               (29,839)              (95,235)              (26,862)
            Other                                                       (2,999)               (9,092)               90,788
-------------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                          1,061,162             1,061,176             1,195,985
-------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                            (1,389,751)           (1,078,163)             (790,464)
Sales of property                                                      534,760                     -                     -
Other                                                                   (4,774)               (5,450)              (27,454)
-------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                (859,765)           (1,083,613)             (817,918)
-------------------------------------------------------------------------------------------------------------------------------
Financing Activities:
Increase in notes payable, net                                          43,698                67,598               295,389
Proceeds --
     Senior notes                                                      600,000               300,000               100,000
     Pollution control bonds                                           404,535                78,725               238,000
     Preferred securities                                                    -                     -               200,000
     Capital contributions from parent company                         225,060               301,514               155,777
Retirements --
     First mortgage bonds                                             (390,140)             (100,000)             (404,000)
     Pollution control bonds                                          (385,035)              (78,725)             (235,000)
     Preferred securities                                                    -                     -              (100,000)
     Preferred stock                                                         -                  (383)              (36,231)
Capital distributions to parent company                               (160,000)                    -                     -
Payment of preferred stock dividends                                      (578)                 (751)                 (984)
Payment of common stock dividends                                     (527,300)             (549,600)             (543,000)
Other                                                                  (17,747)               (1,231)              (29,630)
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                (207,507)               17,147              (359,679)
-----------------------------------------------------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                                 (6,110)               (5,290)               18,388
Cash and Cash Equivalents at Beginning of Year                          29,370                34,660                16,272
-----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                               $23,260               $29,370               $34,660
-----------------------------------------------------------------------------------------------------------------------------
Supplemental Cash Flow Information:
Cash paid during the year for --
     Interest (net of amount capitalized)                            $ 234,456             $ 265,373             $ 247,050
     Income taxes (net of refunds)                                     381,995               392,310               394,457
-----------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these statements.

BALANCE SHEETS
At December 31, 2001 and 2000
Georgia Power Company 2001 Annual Report

------------------------------------------------------------------------------------------------------------------
Assets                                                                           2001                     2000
------------------------------------------------------------------------------------------------------------------
                                                                                        (in thousands)
Current Assets:
Cash and cash equivalents                                                    $ 23,260                 $ 29,370
Receivables --
  Customer accounts receivable                                                376,322                  465,249
  Underrecovered retail fuel clause revenue                                   161,462                  131,623
  Other accounts and notes receivable                                         129,073                  156,143
  Affiliated companies                                                         87,786                   13,312
Accumulated provision for uncollectible accounts                               (8,895)                  (5,100)
Fossil fuel stock, at average cost                                            202,759                   99,463
Materials and supplies, at average cost                                       279,237                  263,609
Other                                                                         125,246                   97,515
------------------------------------------------------------------------------------------------------------------
Total current assets                                                        1,376,250                1,251,184
------------------------------------------------------------------------------------------------------------------
Property, Plant, and Equipment:
In service                                                                 16,886,399               16,469,706
Less accumulated provision for depreciation                                 7,243,209                6,914,512
------------------------------------------------------------------------------------------------------------------
                                                                            9,643,190                9,555,194
Nuclear fuel, at amortized cost                                               112,771                  120,570
Construction work in progress (Note 4)                                        883,285                  652,264
------------------------------------------------------------------------------------------------------------------
Total property, plant, and equipment                                       10,639,246               10,328,028
------------------------------------------------------------------------------------------------------------------
Other Property and Investments:
Equity investments in unconsolidated subsidiaries (Note 4)                     35,209                   29,569
Nuclear decommissioning trusts                                                364,180                  375,666
Other                                                                          29,618                   29,745
------------------------------------------------------------------------------------------------------------------
Total other property and investments                                          429,007                  434,980
------------------------------------------------------------------------------------------------------------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes (Note 8)                             543,584                  565,982
Prepaid pension costs                                                         228,259                  147,271
Debt expense, being amortized                                                  58,165                   53,748
Premium on reacquired debt, being amortized                                   173,724                  173,610
Other                                                                         117,706                  120,964
------------------------------------------------------------------------------------------------------------------
Total deferred charges and other assets                                     1,121,438                1,061,575
------------------------------------------------------------------------------------------------------------------
Total Assets                                                              $13,565,941              $13,075,767
==================================================================================================================
The accompanying notes are an integral part of these balance sheets.


BALANCE SHEETS
At December 31, 2001 and 2000
Georgia Power Company 2001 Annual Report

--------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholder's Equity                                               2001                     2000
--------------------------------------------------------------------------------------------------------------------
                                                                                          (in thousands)
Current Liabilities:
Securities due within one year (Note 9)                                     $   311,620              $     1,808
Notes payable                                                                   747,537                  703,839
Accounts payable --
  Affiliated                                                                    109,591                  117,168
  Other                                                                         409,253                  397,550
Customer deposits                                                                83,172                   78,540
Taxes accrued --
  Income taxes                                                                   35,247                    5,151
  Other                                                                         125,807                  137,511
Interest accrued                                                                 46,942                   47,244
Vacation pay accrued                                                             41,830                   38,865
Other                                                                           112,686                  137,565
--------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                     2,023,685                1,665,241
--------------------------------------------------------------------------------------------------------------------
Long-term debt (See accompanying statements)                                  2,961,726                3,041,939
--------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes (Note 8)                                    2,163,959                2,182,783
Deferred credits related to income taxes (Note 8)                               229,216                  247,067
Accumulated deferred investment tax credits (Note 8)                            337,482                  352,282
Employee benefits provisions                                                    207,795                  191,587
Other                                                                           440,774                  341,505
--------------------------------------------------------------------------------------------------------------------
Total deferred credits and other liabilities                                  3,379,226                3,315,224
--------------------------------------------------------------------------------------------------------------------
Company obligated mandatorily redeemable preferred
  securities of subsidiary trusts holding company junior
  subordinated notes (See accompanying statements)                              789,250                  789,250
--------------------------------------------------------------------------------------------------------------------
Cumulative preferred stock (See accompanying statements)                         14,569                   14,569
--------------------------------------------------------------------------------------------------------------------
Common stockholder's equity (See accompanying statements)                     4,397,485                4,249,544
--------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholder's Equity                                  $13,565,941              $13,075,767
====================================================================================================================
The accompanying notes are an integral part of these balance sheets.


STATEMENTS OF CAPITALIZATION
At December 31, 2001 and 2000
Georgia Power Company 2001 Annual Report


-----------------------------------------------------------------------------------------------------------------------------------
                                                                                   2001               2000           2001    2000
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                       (in thousands)           (percent of total)

Long-Term Debt:
First mortgage bonds

Maturity                         Interest Rates
--------                         -------------
April 1, 2003                    6.625%                                    $       -          $     200,000
August 1, 2003                   6.35%                                             -                 75,000
2005                             6.07%                                             1,860             10,000
2008                             6.875%                                            -                 50,000
2025                             7.70%                                             -                 57,000
--------------------------------------------------------------------------------------------------------------
Total first mortgage bonds                                                         1,860            392,000
--------------------------------------------------------------------------------------------------------------
Senior notes -- (Note 9)
  Variable rate (1.98125% at 1/1/02) due February 22, 2002                       300,000            300,000
  5.75% due January 31, 2003                                                     200,000              -
  5.25% due May 8, 2003                                                          150,000              -
  5.50% due December 1, 2005                                                     150,000            150,000
  6.20% due February 1, 2006                                                     150,000              -
  6.70% due March 1, 2011                                                        100,000              -
  6.60% due December 31, 2038                                                    200,000            200,000
  6.625% due March 31, 2039                                                      100,000            100,000
  6.875% due December 31, 2047                                                   145,000            145,000
--------------------------------------------------------------------------------------------------------------
Total senior notes payable                                                     1,495,000            895,000
--------------------------------------------------------------------------------------------------------------
Other long-term debt -- (Note 9)
  Pollution control revenue bonds --
  Maturity                         Interest Rates
  -------                          -------------
  2005                             5.00%                                           -                 57,000
  2011                             Variable (1.90% to 1.95% at 1/1/02)            10,450             10,450
  2012-2016                        4.20% to 5.00%                                164,590              -
  2018-2021                        6.00% to 6.25%                                  7,800             23,225
  2018                             Variable (2.00% at 1/1/02)                     19,500             -
  2023-2025                        4.90% to 6.75%                                 28,065            298,535
  2022-2026                        Variable (1.75% to 1.95% at 1/1/02)           669,480            683,555
  2029                             Variable (1.90% to 1.95% at 1/1/02)           144,700            144,700
  2030-2031                        4.53% to 5.25%                                137,570             78,725
  2032-2034                        Variable (1.75% to 1.95% at 1/1/02)           140,000            140,000
  2032-2034                        4.45% to 5.45%                                371,535            238,000
--------------------------------------------------------------------------------------------------------------
Total other long-term debt                                                     1,693,690          1,674,190
--------------------------------------------------------------------------------------------------------------
Capital lease obligations (Note 9)                                                83,371             85,179
--------------------------------------------------------------------------------------------------------------
Unamortized debt discount, net                                                      (575)            (2,622)
--------------------------------------------------------------------------------------------------------------
Total long-term debt (annual interest)
   requirement -- $139.5 million)                                              3,273,346          3,043,747
Less amount due within one year (Note ()                                         311,620              1,808
-----------------------------------------------------------------------------------------------------------------------------------
Total long-term debt excluding amount due within one year                  $   2,961,726      $   3,041,939          36.3 %  37.6 %
-----------------------------------------------------------------------------------------------------------------------------------

                                                              II-97

STATEMENTS OF CAPITALIZATION (continued)
At December 31, 2001 and 2000
Georgia Power Company 2001 Annual Report

-----------------------------------------------------------------------------------------------------------------------------------
                                                                           2001               2000              2001        2000
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                 (in thousands)                (percent of total)
Company Obligated Mandatorily
   Redeemable Preferred Securities (Note 9):
     $25 liquidation value -- 6.85%                                      $   200,000        $   200,000
     $25 liquidation value -- 7.60%                                          175,000            175,000
     $25 liquidation value -- 7.75%                                          189,250            189,250
     $25 liquidation value -- 7.75%                                          225,000            225,000
-----------------------------------------------------------------------------------------------------------------------------------
Total (annual distribution requirement -- $59.1 million)                     789,250            789,250          9.6         9.7
-----------------------------------------------------------------------------------------------------------------------------------
Cumulative Preferred Stock, without par value:
     Authorized -- 55,000,000 shares
     Outstanding -- 145,689 shares at December 31, 2001
     Outstanding -- 145,689 shares at December 31, 2000
         $100 stated value --
            4.60%                                                             14,569             14,569
-----------------------------------------------------------------------------------------------------------------------------------
Total cumulative preferred stock (annual dividend
     requirement -- $0.7 million)                                             14,569             14,569          0.2         0.2
-----------------------------------------------------------------------------------------------------------------------------------
Common Stockholder's Equity:
Common stock, without par value --
     Authorized -- 15,000,000 shares
     Outstanding --  7,761,500 shares                                        344,250            344,250
Paid-in capital                                                            2,182,557          2,117,497
Premium on preferred stock                                                        40                 40
Other comprehensive income                                                      (153)           -
Retained earnings (Note 9)                                                 1,870,791          1,787,757
-----------------------------------------------------------------------------------------------------------------------------------
Total common stockholder's equity (See accompanying statements)            4,397,485          4,249,544         53.9        52.5
-----------------------------------------------------------------------------------------------------------------------------------
Total Capitalization                                                     $ 8,163,030        $ 8,095,302        100.0 %     100.0 %
-----------------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these statements.



STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
For the Years Ended December 31, 2001, 2000, and 1999
Georgia Power Company 2001 Annual Report

-------------------------------------------------------------------------------------------------------------------------

                                                                           Premium on                        Other
                                                    Common         Paid-In  Preferred      Retained      Comprehensive
                                                    Stock          Capital    Stock        Earnings      Income (Loss)   Total
------------------------------------------------------------------------------------------------------------------------------

Balance at January 1, 1999                       $344,250      $1,660,206     $158      $1,779,558         $ -      $3,784,172
Net income after dividends on preferred stock           -               -        -         541,383           -         541,383
Capital contributions from parent company               -         155,777        -               -           -         155,777
Cash dividends on common stock                          -               -        -        (543,000)          -        (543,000)
Preferred stock transactions, net                       -               -     (118)             (4)          -            (122)
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                      344,250       1,815,983       40       1,777,937           -       3,938,210
Net income after dividends on preferred stock           -               -        -         559,420           -         559,420
Capital contributions from parent company               -         301,514        -               -           -         301,514
Cash dividends on common stock                          -               -        -        (549,600)          -        (549,600)
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                      344,250       2,117,497       40       1,787,757           -       4,249,544
Net income after dividends on preferred stock           -               -        -         610,335           -         610,335
Capital contributions from parent company               -         225,060        -               -           -         225,060
Capital distributions to parent company                          (160,000)                                            (160,000)
Other comprehensive income                              -               -        -               -        (153)           (153)
Cash dividends on common stock                          -               -        -        (527,300)          -        (527,300)
Preferred stock transactions, net                       -               -        -              (1)          -              (1)
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                     $344,250      $2,182,557      $40      $1,870,791       ($153)     $4,397,485
===============================================================================================================================




STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2001, 2000, and 1999
Georgia Power Company 2001 Annual Report

---------------------------------------------------------------------------------------------------------------------------
                                                                2001                          2000                    1999
---------------------------------------------------------------------------------------------------------------------------
                                                              (in thousands)

Net income after dividends on preferred stock              $ 610,335                     $ 559,420               $ 541,383
Other comprehensive income:
     Cumulative effect of accounting change, net of tax          286                       -                     -
     Current period changes in fair value, net of tax           (439)                      -                     -
---------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                       $ 610,182                     $ 559,420               $ 541,383
===========================================================================================================================
The accompanying notes are an integral part of these statements.



NOTES TO FINANCIAL STATEMENTS
Georgia Power Company 2001 Annual Report


1.  SUMMARY OF SIGNIFICANT ACCOUNTING
    POLICIES

General

The Company is a wholly owned subsidiary of Southern Company, which is the parent company of five operating companies, a system service company (SCS), Southern Communications Services (Southern LINC), Southern Nuclear Operating Company (Southern Nuclear), Southern Power Company (Southern Power), and other direct and indirect subsidiaries. The operating companies --Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, and Savannah Electric and Power Company-- provide electric service in four southeastern states. Contracts among the operating companies -- related to jointly owned generating facilities, interconnecting transmission lines, and the exchange of electric power -- are regulated by the Federal Energy Regulatory Commission (FERC) and/or the Securities and Exchange Commission. SCS provides, at cost, specialized services to Southern Company and subsidiary companies. Southern LINC provides digital wireless communications services to the operating companies and also markets these services to the public within the Southeast. Southern Nuclear provides services to Southern Company's nuclear power plants. Southern Power was established in 2001 to construct, own, and manage Southern Company's competitive generation assets and sell electricity at market-based rates in the wholesale market.

     Southern Company is registered as a holding company under the Public Utility Holding Company Act of 1935 (PUHCA). Both Southern Company and its subsidiaries are subject to the regulatory provisions of the PUHCA. The Company is also subject to regulation by the FERC and the Georgia Public Service Commission (GPSC). The Company follows accounting principles generally accepted in the United States and complies with the accounting policies and practices prescribed by the respective regulatory commissions. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates, and the actual results may differ from these estimates.

     Certain prior years' data presented in the financial statements have been reclassified to conform with current year presentation.

Affiliate Transactions

The Company has an agreement with SCS under which the following services are rendered to the Company at cost: general and design engineering, purchasing, accounting and statistical, finance and treasury, tax, information resources, marketing, auditing, insurance and pension, human resources, systems and procedures, and other services with respect to business and operations and power pool operations. Costs for these services amounted to $285 million, $269 million, and $253 million during 2001, 2000, and 1999, respectively.

     The Company has an agreement with Southern Nuclear under which the following nuclear-related services are rendered to the Company at cost: general executive and advisory services; general operations, management and technical services; administrative services including procurement, accounting and statistical, employee relations, and systems and procedures services; strategic planning and budgeting services; and other services with respect to business and operations. Costs for these services amounted to $281 million in both 2001 and 2000 and $270 million in 1999.

Regulatory Assets and Liabilities

The Company is subject to the provisions of Financial Accounting Standards Board
(FASB) Statement No. 71, Accounting for the Effects of Certain Types of Regulation. Regulatory assets represent probable future revenues associated with certain costs that are expected to be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are expected to be credited to customers through the ratemaking process. See Note 3 under "Retail Rate Orders" for additional information regarding the disposition of the regulatory liability for the accelerated cost recovery recorded under the retail rate order that ended December 31, 2001. Regulatory assets and (liabilities) reflected in the Company's Balance Sheets at December 31 relate to the following:

Georgia Power Company 2001 Annual Report

                                              2001      2000
                                           ----------------------
                                               (in millions)
Deferred income taxes                      $   544    $   566
Deferred income tax credits                   (229)      (247)
Premium on reacquired debt                     174        174
Corporate building lease                        54         55
Vacation pay                                    52         49
Postretirement benefits                         28         30
Department of Energy assessments                18         21
Deferred nuclear outage costs                   24         28
Accelerated cost recovery and
    interest                                  (336)      (230)
Other, net                                      16         23
 --------------------------------------------------------------
Total                                      $   345    $   469
===============================================================

     In the event that a portion of the Company's operations is no longer subject to the provisions of Statement No. 71, the Company would be required to write off related regulatory assets and liabilities that are not specifically recoverable through regulated rates. In addition, the Company would be required to determine if any impairment to other assets exists, including plant, and write down the assets, if impaired, to their fair value.

Revenues and Fuel Costs

The Company currently operates as a vertically integrated utility providing electricity to retail customers within its traditional service area located within the state of Georgia, and to wholesale customers in the Southeast.

     The Company has a diversified base of customers. No single customer or industry comprises 10 percent or more of revenues. For all periods presented, uncollectible accounts averaged less than 1 percent of revenues.

     Revenues are recognized as services are rendered. Unbilled revenues are accrued at the end of each fiscal period. Fuel costs are expensed as the fuel is used. The Company's fuel cost recovery mechanism includes provisions to adjust billings for fluctuations in fuel costs, the energy component of purchased power costs, and certain other costs. Revenues are adjusted for differences between recoverable fuel costs and amounts actually recovered in current rates.

     Fuel expense includes the amortization of the cost of nuclear fuel and a charge, based on nuclear generation, for the permanent disposal of spent nuclear fuel. Total charges for nuclear fuel included in fuel expense amounted to $75 million in each of 2001 and 2000 and $74 million in 1999. The Company has contracts with the U.S. Department of Energy (DOE) that provide for the permanent disposal of used nuclear fuel. The DOE failed to begin disposing of used nuclear fuel in January 1998 as required by the contracts, and the Company is pursuing legal remedies against the government for breach of contract. Sufficient pool storage capacity is available at Plant Vogtle to maintain full-core discharge capability for both units until the year 2014. To maintain pool discharge capability at Plant Hatch, effective June 2000, an on-site dry storage facility for Plant Hatch became operational. Sufficient dry storage capacity is believed to be available to continue dry storage operations at Plant Hatch through the life of the plant. Procurement of on-site dry storage capacity at Plant Vogtle will commence in sufficient time to maintain pool full-core discharge capability.

     Also, the Energy Policy Act of 1992 required the establishment of a Uranium Enrichment Decontamination and Decommissioning Fund, which is to be funded in part by a special assessment on utilities with nuclear plants. The assessment will be paid over a 15-year period, which began in 1993. This fund will be used by the DOE for the decontamination and decommissioning of its nuclear fuel enrichment facilities. The law provides that utilities will recover these payments in the same manner as any other fuel expense. The Company -- based on its ownership interests -- estimates its remaining liability under this law at December 31, 2001 to be approximately $16 million. This obligation is recorded in the accompanying Balance Sheets.

Depreciation and Nuclear Decommissioning

Depreciation of the original cost of depreciable utility plant in service is provided primarily by using composite straight-line rates, which approximated
3.3 percent in 2001, 2000, and 1999. When property subject to depreciation is retired or otherwise disposed of in the normal course of business, its original cost -- together with the cost of removal, less salvage -- is charged to accumulated depreciation. Minor items of property included in the original cost of the plant are retired when the related property unit is retired. Depreciation expense includes an amount for the expected costs of decommissioning nuclear facilities and removal of other facilities.

     Nuclear Regulatory Commission (NRC) regulations require all licensees operating commercial power reactors to establish a plan for providing, with

Georgia Power Company 2001 Annual Report


reasonable assurance, funds for decommissioning. The Company has established external trust funds to comply with the NRC's regulations. Earnings on the trust funds are considered in determining decommissioning expense. The NRC's minimum external funding requirements are based on a generic estimate of the cost to decommission the radioactive portions of a nuclear unit based on the size and type of reactor. The Company has filed plans with the NRC to ensure that -- over time -- the deposits and earnings of the external trust funds will provide the minimum funding amounts prescribed by the NRC.

     The Company periodically conducts site-specific studies to estimate the actual cost of decommissioning its nuclear generating facilities. Site study cost is the estimate to decommission the facility as of the site study year, and ultimate cost is the estimate to decommission the facility as of its retirement date. The estimated site study costs based on the most current study and ultimate costs assuming an inflation rate of 4.7 percent for the Company's ownership interests are as follows:

                                           Plant     Plant
                                           Hatch     Vogtle
                                         --------------------
Site study basis (year)                      2000      2000

Decommissioning periods:
   Beginning year                            2014      2027
   Completion year                           2042      2045
-------------------------------------------------------------
                                            (in millions)
Site study costs:
   Radiated structures                       $486      $420
   Non-radiated structures                     37        48
-------------------------------------------------------------
Total                                        $523      $468
=============================================================
                                            (in millions)
Ultimate costs:
   Radiated structures                     $1,004    $1,468
   Non-radiated structures                     79       166
-------------------------------------------------------------
Total                                      $1,083    $1,634
=============================================================

     The decommissioning cost estimates are based on prompt dismantlement and removal of the plant from service. The actual decommissioning costs may vary from the above estimates because of changes in the assumed date of decommissioning, changes in the NRC requirements, changes in the assumptions used in making the estimates, changes in regulatory requirements, changes in technology, and changes in costs of labor, materials, and equipment.

     Annual provisions for nuclear decommissioning expense are based on an annuity method as approved by the GPSC. The amounts expensed in 2001 and fund balances as of December 31, 2001 were:


                                              Plant      Plant
                                              Hatch      Vogtle
----------------------------------------------------------------
                                              (in millions)
  Amount expensed in 2001                      $20         $9
================================================================
                                              (in millions)
  Accumulated provisions:
   External trust funds, at fair value        $229       $135
   Internal reserves                            20         12
----------------------------------------------------------------
  Total                                       $249       $147
================================================================

     Effective January 1, 2002, the GPSC decreased the annual provision for decommissioning expenses to $8 million. This amount is based on the NRC generic estimate to decommission the radioactive portion of the facilities as of 2000 of $383 million and $282 million for Plants Hatch and Vogtle, respectively. The ultimate costs associated with the 2000 NRC minimum funding requirements are $823 million and $1.03 billion for Plants Hatch and Vogtle, respectively. Significant assumptions include an estimated inflation rate of 4.7 percent and an estimated trust earnings rate of 6.5 percent. The Company expects the GPSC to periodically review and adjust, if necessary, the amounts collected in rates for the anticipated cost of decommissioning.

    In January 2002, the NRC granted the Company a 20-year extension of the licenses for both units at Plant Hatch which permits the operation of units 1 and 2 until 2034 and 2038, respectively. The decommissioning costs disclosed above do not reflect this extension.

Income Taxes

The Company uses the liability method of accounting for deferred income taxes and provides deferred income taxes for all significant income tax temporary differences. Investment tax credits utilized are deferred and amortized to income over the average lives of the related property.

Allowance for Funds Used During Construction
(AFUDC)

AFUDC represents the estimated debt and equity costs of capital funds that are necessary to finance the construction of new regulated facilities. While cash is

Georgia Power Company 2001 Annual Report


not realized currently from such allowance, it increases the revenue requirement over the service life of the plant through a higher rate base and higher depreciation expense. For the years 2001, 2000, and 1999, the average AFUDC rates were 6.33 percent, 6.74 percent, and 5.61 percent, respectively. AFUDC, net of taxes, as a percentage of net income after dividends on preferred stock, was less than 3.0 percent for 2001, 2000, and 1999.

Property, Plant, and Equipment

Property, plant, and equipment is stated at original cost, less regulatory disallowances and impairments. Original cost includes: materials; labor; payroll-related costs such as taxes, pensions, and other benefits; and the cost of funds used during construction. The cost of maintenance, repairs, and replacement of minor items of property is charged to maintenance expense. The cost of replacements of property (exclusive of minor items of property) is capitalized.

Cash and Cash Equivalents

For purposes of the financial statements, temporary cash investments are considered cash equivalents. Temporary cash investments are securities with original maturities of 90 days or less.

Comprehensive Income

Comprehensive income -- consisting of net income and changes in the fair value of qualifying cash flow hedges, net of income taxes -- is presented in the financial statements. The objective of comprehensive income is to report a measure of all changes in common stock equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners.

Financial Instruments

Effective January 2001, the Company adopted FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The impact on net income was immaterial.

   The Company uses derivative financial instruments to hedge exposures to fluctuations in interest rates, foreign currency exchange rates, and certain commodity prices. Gains and losses on qualifying hedges are deferred and recognized either in income or as an adjustment to the carrying amount of the hedged item when the transaction occurs.

     The Company is exposed to losses related to financial instruments in the event of counterparties' nonperformance. The Company has established controls to determine and monitor the creditworthiness of counterparties in order to mitigate the Company's exposure to counterparty credit risk.

   The Company and its affiliates, through SCS acting as their agent, enter into commodity related forward and option contracts to limit exposure to changing prices on certain fuel purchases and electricity purchases and sales. Substantially all of the Company's bulk energy purchases and sales contracts meet the definition of a derivative under Statement No. 133. In many cases, these fuel and electricity contracts qualify for normal purchase and sale exceptions under Statement No. 133 and are accounted for under the accrual method. Other contracts qualify as cash flow hedges of anticipated transactions, resulting in the deferral of related gains and losses, and are recorded in other comprehensive income until the hedged transactions occur. Any ineffectiveness is recognized currently in net income. Contracts that do not qualify for the normal purchase and sale exception and that do not meet the hedge requirements are marked to market through current period income.

     The Company's financial instruments for which the carrying amounts did not approximate fair value at December 31 were as follows:

                                        Carrying      Fair
                                         Amount       Value
                                      ------------------------
Long-term debt:                             (in millions)
  At December 31, 2001                    $3,190      $3,190
  At December 31, 2000                    $2,959      $2,912
Preferred securities:
  At December 31, 2001                      $789        $782
  At December 31, 2000                      $789        $761
--------------------------------------------------- ----------

     The fair values for securities were based on either closing market prices or closing prices of comparable instruments.

Materials and Supplies

Generally, materials and supplies include the cost of transmission, distribution, and generating plant materials. Materials are charged to inventory

Georgia Power Company 2001 Annual Report


when purchased and then expensed or capitalized to plant, as appropriate, when installed.

2.  RETIREMENT BENEFITS

The Company has defined benefit, trusteed pension plans that cover substantially all employees. The Company provides certain medical care and life insurance benefits for retired employees. Substantially all these employees may become eligible for such benefits when they retire. The Company funds postretirement trusts to the extent required by the GPSC and the FERC. In late 2000, the Company adopted several pension and postretirement benefits plan changes that had the effect of increasing benefits to both current and future retirees. The measurement date for plan assets and obligations is September 30 of each year.

     The weighted average rates assumed in the actuarial calculations for both the pension and postretirement benefit plans were:

                                                2001      2000
-----------------------------------------------------------------
Discount                                       7.50%      7.50%
Annual salary increase                         5.00       5.00
Expected long-term return on plan
  assets                                       8.50       8.50
-----------------------------------------------------------------

Pension Plan

Changes during the year in the projected benefit obligations and in the fair value of plan assets were as follows:

                                             Projected
                                        Benefit Obligations
                                     --------------------------
                                         2001          2000
---------------------------------------------------------------
                                           (in millions)
Balance at beginning of year             $1,322        $1,275
Service cost                                 35            32
Interest cost                               101            94
Benefits paid                               (74)          (67)
Actuarial gain and
   employee transfers                        64           (12)
---------------------------------------------------------------
Balance at end of year                   $1,448        $1,322
===============================================================

                                            Plan Assets
                                     ---------------------------
                                         2001          2000
----------------------------------------------------------------
                                           (in millions)
Balance at beginning of year             $2,464        $2,107
Actual return on plan assets               (356)          385
Benefits paid                               (62)          (58)
Employee transfers                           (2)           30
----------------------------------------------------------------
Balance at end of year                   $2,044        $2,464
================================================================

     The accrued pension costs recognized in the Balance Sheets were as follows:
                                              2001       2000
---------------------------------------------------------------
                                              (in millions)
Funded status                                $ 596    $ 1,142
Unrecognized transition obligation             (22)       (26)
Unrecognized prior service cost                 98         44
Unrecognized net actuarial gain               (444)    (1,013)
---------------------------------------------------------------
Prepaid asset recognized in the
      Balance Sheets                         $ 228    $   147
===============================================================

     Components of the plan's net periodic cost were as follows:

                                         2001    2000     1999
---------------------------------------------------------------
                                            (in millions)
Service cost                            $  35   $  33    $  33
Interest cost                             101      94       86
Expected return on plan assets           (168)   (152)    (137)
Recognized net actuarial gain             (31)    (26)     (17)
Net amortization                            3      (1)       -
---------------------------------------------------------------
Net pension income                      $ (60)  $ (52)   $ (35)
===============================================================

Postretirement Benefits

Changes during the year in the accumulated benefit obligations and in the fair value of plan assets were as follows:

                                            Accumulated
                                         Benefit Obligations
                                     -------------------------
                                          2001          2000
--------------------------------------------------------------
                                           (in millions)
Balance at beginning of year              $495          $438
Service cost                                 9             7
Interest cost                               39            36
Benefits paid                              (24)          (21)
Actuarial gain and
   employee transfers                       23            35
--------------------------------------------------------------
Balance at end of year                    $542          $495
==============================================================

Georgia Power Company 2001 Annual Report

                                            Plan Assets
                                     ---------------------------
                                          2001          2000
----------------------------------------------------------------
                                           (in millions)
Balance at beginning of year              $198          $177
Actual return on plan assets               (26)           12
Employer contributions                      47            30
Benefits paid                              (24)          (21)
----------------------------------------------------------------
Balance at end of year                    $195          $198
================================================================

    The accrued postretirement costs recognized in the Balance Sheets were as follows:

                                             2001      2000
---------------------------------------------------------------
                                              (in millions)
Funded status                                $(347)     $(297)
Unrecognized transition obligation             105        113
Unrecognized prior service cost                104         60
Unrecognized (gain)/loss                         5        (13)
Fourth quarter contributions                    27         27
---------------------------------------------------------------
Accrued liability recognized in the
      Balance Sheets                         $(106)     $(110)
===============================================================

    Components of the plans' net periodic cost were as follows:

                                         2001   2000     1999
---------------------------------------------------------------
                                            (in millions)
Service cost                             $  9   $  7      $ 8
Interest cost                              39     36       30
Expected return on plan assets            (19)   (16)     (10)
Recognized net actuarial loss               -      -        1
Net amortization                           14     12        9
---------------------------------------------------------------
Net postretirement cost                  $ 43   $ 39      $38
===============================================================

      An additional assumption used in measuring the accumulated postretirement benefit obligations was a weighted average medical care cost trend rate of 9.25 percent for 2001, decreasing gradually to 5.25 percent through the year 2010, and remaining at that level thereafter. An annual increase or decrease in the assumed medical care cost trend rate of 1 percent would affect the accumulated benefit obligation and the service and interest cost components at December 31, 2001 as follows:

                                     1 Percent     1 Percent
                                      Increase      Decrease
---------------------------------------------------------------
                                           (in millions)
Benefit obligation                       $54         $46
Service and interest costs                 5           4
===============================================================

Employee Savings Plan

The Company sponsors a 401(k) defined contribution plan covering substantially all employees. The Company provides a 75 percent matching contribution up to 6 percent of an employee's base salary. Total matching contributions made to the plan for the years 2001, 2000, and 1999 were $16 million, $15 million, and $15 million, respectively.

3. CONTINGENCIES AND REGULATORY MATTERS

General

The Company is subject to certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company's financial condition.

Retail Rate Orders

On December 20, 2001, the GPSC approved a new three-year retail rate order for the Company ending December 31, 2004. Under the terms of the order, earnings will be evaluated against a retail return on common equity range of 10 percent to 12.95 percent. Two-thirds of any earnings above the 12.95 percent return will be applied to rate refunds, with the remaining one-third retained by the Company. Retail rates were decreased by $118 million effective January 1, 2002.

    Under a previous three-year order ending December 2001, the Company's earnings were evaluated against a retail return on common equity range of 10 percent to 12.5 percent. The order further provided for $85 million in each year, plus up to $50 million of any earnings above the 12.5 percent return during the second and third years, to be applied to accelerated amortization or depreciation of assets. Two-thirds of any additional earnings above the 12.5 percent return were applied to rate refunds, with the remaining one-third retained by the Company. Pursuant to the order, the Company recorded $336 million of accelerated amortization and interest thereon which has been credited to a regulatory liability account as mandated by the GPSC.

    Under the new rate order, the accelerated amortization and the interest will be amortized equally over three years as a credit to expense beginning in 2002. Effective January 1, 2002, the Company discontinued recording accelerated

Georgia Power Company 2001 Annual Report


depreciation and amortization. The Company will not file for a general base rate increase unless its projected retail return on common equity falls below 10 percent. Georgia Power is required to file a general rate case on July 1, 2004, in response to which the GPSC would be expected to determine whether the rate order should be continued, modified, or discontinued.

    In 2000 and 1999, the Company recorded $44 million and $79 million, respectively, of revenue subject to refund for estimated earnings above 12.5 percent retail return on common equity. Refunds applicable to 2000 and 1999 were made to customers in 2001 and 2000, respectively.

Environmental Protection Agency (EPA) Litigation

On November 3, 1999, the EPA brought a civil action in the U.S. District Court for the Northern District of Georgia. The complaint alleges violations of the prevention of significant deterioration and new source review provisions of the Clean Air Act with respect to coal-fired generating facilities at the Company's Bowen and Scherer plants. The civil action requests penalties and injunctive relief, including an order requiring the installation of the best available control technology at the affected units beginning at the point of the alleged violations. The Clean Air Act authorizes civil penalties of up to $27,500 per day, per violation at each generating unit. Prior to January 30, 1997, the penalty was $25,000 per day.

     The EPA concurrently issued a notice of violation to the Company relating to these two plants. In early 2000, the EPA filed a motion to amend its complaint to add the violations alleged in its notice of violation. The complaint and the notice of violation are similar to those brought against and issued to several other electric utilities. The complaint and the notice of violation allege that the Company failed to secure necessary permits or install additional pollution control equipment when performing maintenance and construction at coal burning plants constructed or under construction prior to 1978. The Company believes that it complied with applicable laws and the EPA's regulations and interpretations in effect at the time the work in question took place.

     The case against the Company has been stayed since the spring of 2001 pending a ruling by the U.S. Court of Appeals for the Eleventh Circuit in the appeal of a very similar Clean Air Act / New Source Review enforcement action brought by EPA against the Tennessee Valley Authority (TVA). The TVA case involves many of the same legal issues raised by the actions against the Company. Because the outcome of the TVA case could have a significant adverse impact on Georgia Power, the Company is a party to that case as well. The federal court in Georgia is currently considering a motion by the EPA to reopen the Georgia case. The Company has opposed that motion. An adverse outcome of this matter could require substantial capital expenditures that cannot be determined at this time and possibly require payment of substantial penalties. This could affect future results of operations, cash flows, and possibly financial condition if such costs are not recovered through regulated rates.

Other Environmental Contingencies

The Company has been designated as a potentially responsible party at sites governed by the Georgia Hazardous Site Response Act and/or by the federal Comprehensive Environmental Response, Compensation and Liability Act. Georgia Power has recognized $33 million in cumulative expenses through December 31, 2001 for the assessment and anticipated cleanup of sites on the Georgia Hazardous Sites Inventory. In addition, in 1995 the EPA designated Georgia Power and four other unrelated entities as potentially responsible parties at a site in Brunswick, Georgia that is listed on the federal National Priorities List. Georgia Power has contributed to the removal and remedial investigation and feasibility study costs for the site. Additional claims for recovery of natural resource damages at the site are anticipated. As of December 31, 2001, Georgia Power had recorded approximately $6 million in cumulative expenses associated with Georgia Power's agreed-upon share of the removal and remedial investigation and feasibility study costs for the Brunswick site.

   The final outcome of these matters cannot now be determined. However, based on the currently known conditions at these sites and the nature and extent of Georgia Power's activities relating to these sites, management does not believe that the Company's cumulative liability at these sites would be material to the financial statements.

Georgia Power Company 2001 Annual Report


Nuclear Performance Standards

The GPSC has adopted a nuclear performance standard for the Company's nuclear generating units under which the performance of Plants Hatch and Vogtle is evaluated every three years. The performance standard is based on each unit's capacity factor as compared to the average of all comparable U.S. nuclear units operating at a capacity factor of 50 percent or higher during the three-year period of evaluation. Depending on the performance of the units, the Company could receive a monetary award or penalty under the performance standards criteria.

     The GPSC has approved performance awards of approximately $11.7 million and $7.8 million for performance during the 1993-1995 period and the 1996-1998 period, respectively. These awards are collected through the retail fuel cost recovery provision and recognized in income over 36-month periods that began in January 1997 and 2000, respectively, as mandated by the GPSC.

Race Discrimination Litigation

On July 28, 2000, a lawsuit alleging race discrimination was filed by three Georgia Power employees against the Company, Southern Company, and SCS in the United States District Court for the Northern District of Georgia. The lawsuit also raised claims on behalf of a purported class. The plaintiffs seek compensatory and punitive damages in an unspecified amount, as well as injunctive relief. On August 14, 2000, the lawsuit was amended to add four more plaintiffs. Also, an additional subsidiary of Southern Company, Southern Company Energy Solutions, Inc., was named a defendant.

    On October 11, 2001, the district court denied plaintiffs' motion for class certification. The plaintiffs filed a motion to reconsider the order denying class certification, and the court denied the plaintiffs' motion to reconsider. On December 28, 2001, the plaintiffs filed a petition in the United States Court of Appeals for the Eleventh Circuit seeking permission to file an appeal of the October 11 decision. The defendants filed a brief in opposition of the petition on January 18, 2002. Discovery of the seven named plaintiffs' individual claims that remain in the case is ongoing. The final outcome of the case cannot be determined.

4.  COMMITMENTS

Construction Program

Georgia Power had three new generation projects under construction during 2001. They included two units at Plant Dahlberg, a ten-unit, 800 megawatt combustion turbine facility; two combined cycle units totaling 1,132 megawatts at Plant Wansley; and Plant Goat Rock, a two-unit, 1,181 megawatt combined cycle facility. All three of these projects have been transferred to Southern Power Company, a new Southern Company affiliate formed in 2001 to construct, own, and manage wholesale generating assets in the Southeast. The ten Dahlberg units and two Goat Rock units were transferred in 2001 and the transfer of the two Wansley units was completed in January 2002. Significant construction of transmission and distribution facilities and projects to remain in compliance with environmental requirements will continue. The Company currently estimates property additions to be approximately $1.0 billion in 2002, $0.8 billion in 2003, and $0.8 billion in 2004.

    In connection with the transfer of Plants Dahlberg, Goat Rock, and Wansley, the Company has assigned $61 million in vendor equipment contracts to Southern Power. While the Company could be obligated to assume responsibility for these contracts if Southern Power fails to meet these commitments, Southern Company has entered into limited keep-well arrangements whereby Southern Company would contribute funds to Southern Power either through loans or capital contributions in order to fund performance by Southern Power as equipment purchaser under certain contingencies. Southern Company has also guaranteed Southern Power obligations totaling $6.6 milion for the Company's construction of transmission interconnection facilities to these plants.

     The construction program is subject to periodic review and revision, and actual construction costs may vary from estimates because of numerous factors, including, but not limited to, changes in business conditions, load growth estimates, environmental regulations, and regulatory requirements.

Fuel Commitments

To supply a portion of the fuel requirements of its generating plants, the Company has entered into various long-term commitments for the procurement of fossil and nuclear fuel. In most cases, these contracts contain provisions for price escalations, minimum purchase levels, and other financial commitments.

Georgia Power Company 2001 Annual Report


Total estimated long-term fossil and nuclear fuel commitments at December 31, 2001 were as follows:

                                                 Minimum
Year                                           Obligations
----                                      -------------------
                                              (in millions)
2002                                              $1,234
2003                                               1,115
2004                                                 617
2005                                                 527
2006                                                 521
2007 and beyond                                    1,857
-------------------------------------------------------------
Total                                             $5,871
=============================================================

     Additional commitments for coal and for nuclear fuel will be required in the future to supply the Company's fuel needs.

     In addition, SCS acts as agent for the five operating companies and Southern Power with regard to natural gas purchases. Natural gas purchases (in dollars) are based on various indices at the actual time of delivery; therefore, only the volume commitments are firm and disclosed in the following chart. The committed volumes, as of December 31, 2001 are as follows:

Year                                             Natural Gas
----                                         ------------------
                                                  (MMBtu)
2002                                             18,927,055
2003                                             30,434,645
2004                                             30,352,580
2005                                             23,050,128
2006                                             20,038,214
2007 and beyond                                   7,153,129
---------------------------------------------------------------
Total                                           129,955,751
===============================================================

Purchased Power Commitments

The Company and an affiliate, Alabama Power, own equally all of the outstanding capital stock of Southern Electric Generating Company (SEGCO), which owns electric generating units with a total rated capacity of 1,020 megawatts, as well as associated transmission facilities. The capacity of the units has been sold equally to the Company and Alabama Power under a contract which, in substance, requires payments sufficient to provide for the operating expenses, taxes, debt service, and return on investment, whether or not SEGCO has any capacity and energy available. The term of the contract extends automatically for two-year periods, subject to either party's right to cancel upon two year's notice. The Company's share of expenses included in purchased power from affiliates in the Statements of Income is as follows:

                                2001        2000       1999
                             ---------------------------------
                                     (in millions)
Energy                           $52         $57        $51
Capacity                          30          30         29
--------------------------------------------------------------
Total                            $82         $87        $80
==============================================================

    The Company has commitments regarding a portion of a 5 percent interest in Plant Vogtle owned by Municipal Electric Authority of Georgia (MEAG) that are in effect until the latter of the retirement of the plant or the latest stated maturity date of MEAG's bonds issued to finance such ownership interest. The payments for capacity are required whether or not any capacity is available. The energy cost is a function of each unit's variable operating costs. Except as noted below, the cost of such capacity and energy is included in purchased power from non-affiliates in the Company's Statements of Income. Capacity payments totaled $59 million, $58 million, and $57 million in 2001, 2000, and 1999, respectively. The current projected Plant Vogtle capacity payments are:

Year                                         Capacity Payments
                                          ----------------------
                                              (in millions)
2002                                                $ 58
2003                                                  59
2004                                                  55
2005                                                  55
2006                                                  55
2007 and beyond                                      483
----------------------------------------------------------------
Total                                               $765
================================================================

    Portions of the payments noted above relate to costs in excess of Plant Vogtle's allowed investment for ratemaking purposes. The present value of these portions was written off in 1987 and 1990.

Georgia Power Company 2001 Annual Report


     The Company has entered into other various long-term commitments for the purchase of electricity. Estimated total long-term obligations at December 31, 2001 were as follows:

Year                                                  Non-
                                 Affiliated        Affiliated
----                          --------------------------------
                                       (in millions)
2002                              $   66            $ 39
2003                                 123              41
2004                                 183              40
2005                                 198              40
2006                                 197              40
2007 and beyond                    1,138             396
------------------------------------------------------------
Total                             $1,905            $596
============================================================

Operating Leases

The Company has entered into coal rail car rental agreements with various terms and expiration dates. These expenses totaled $14 million for 2001, $16 million for 2000, and $11 million for 1999. At December 31, 2001, estimated minimum rental commitments for these noncancelable operating leases were as follows:

Year                                      Minimum Obligations
                                       -----------------------
                                             (in millions)
2002                                             $ 15
2003                                               15
2004                                               15
2005                                               15
2006                                               15
2007 and beyond                                    91
--------------------------------------------------------------
Total                                            $166
==============================================================

   In addition to the rental commitments above, the Company has obligations upon expiration of certain of the rail car leases with respect to the residual value of the leased property. These leases expire in 2004 and 2010, and the Company's maximum obligations are $13 million and $40 million, respectively. At the termination of the leases, at the Company's option, the Company may either exercise its purchase option or the property can be sold to a third party. The Company expects that the fair market value of the leased property would substantially reduce or eliminate the Company's payments under the residual value obligation.

5.  NUCLEAR INSURANCE

Under the Price-Anderson Amendments Act of 1988, the Company maintains agreements of indemnity with the NRC that, together with private insurance, cover third-party liability arising from any nuclear incident occurring at the Company's nuclear power plants. The Act provides funds up to $9.5 billion for public liability claims that could arise from a single nuclear incident. Each nuclear plant is insured against this liability to a maximum of $200 million by American Nuclear Insurers (ANI), with the remaining coverage provided by a mandatory program of deferred premiums that could be assessed, after a nuclear incident, against all owners of nuclear reactors. The Company could be assessed up to $88 million per incident for each licensed reactor it operates but not more than an aggregate of $10 million per incident to be paid in a calendar year for each reactor. Such maximum assessment for the Company, excluding any applicable state premium taxes -- based on its ownership and buyback interests -- is $178 million per incident but not more than an aggregate of $20 million to be paid for each incident in any one year.

     The Company is a member of Nuclear Electric Insurance Limited (NEIL), a mutual insurer established to provide property damage insurance in an amount up to $500 million for members' nuclear generating facilities.

     Additionally, the Company has policies that currently provide decontamination, excess property insurance, and premature decommissioning coverage up to $2.25 billion for losses in excess of the $500 million primary coverage. This excess insurance is also provided by NEIL.

     NEIL also covers the additional costs that would be incurred in obtaining replacement power during a prolonged accidental outage at a member's nuclear plant. Members can purchase this coverage, subject to a deductible waiting period of between 8 to 26 weeks, with a maximum per occurrence per unit limit of $490 million. After this deductible period, weekly indemnity payments would be received until either the unit is operational or until the limit is exhausted in approximately three years.

     Under each of the NEIL policies, members are subject to assessments if losses each year exceed the accumulated funds available to the insurer under that policy. The current maximum annual assessments for the Company under the three NEIL policies would be $39 million.

Georgia Power Company 2001 Annual Report


    Following the terrorist attacks of September 2001, both ANI and NEIL confirmed that terrorist acts against commercial nuclear power stations would be covered under their insurance. Both companies, however, revised their policy terms on a prospective basis to include an industry aggregate for all terrorist acts. The NEIL aggregate, which applies to all claims stemming from terrorism within a 12 month duration, is $3.24 billion plus any amounts that would be available through reinsurance or indemnity from an outside source. The ANI cap is $200 million in a policy year.

     For all on-site property damage insurance policies for commercial nuclear power plants, the NRC requires that the proceeds of such policies should be dedicated first for the sole purpose of placing the reactor in a safe and stable condition after an accident. Any remaining proceeds are to be applied next toward the costs of decontamination and debris removal operations ordered by the NRC, and any further remaining proceeds are to be paid either to the Company or to its bond trustees as may be appropriate under the policies and applicable trust indentures.

     All retrospective assessments, whether generated for liability, property, or replacement power, may be subject to applicable state premium taxes.

6.  JOINT OWNERSHIP AGREEMENTS

Except as otherwise noted, the Company has contracted to operate and maintain all jointly owned generating facilities. The Company jointly owns the Rocky Mountain pumped storage hydroelectric plant with Oglethorpe Power Company who is the operator of the plant. The Company also jointly owns Plant McIntosh with Savannah Electric and Power Company who operates the plant. The Company and Florida Power Corporation (FPC) jointly own a combustion turbine unit (Intercession City) operated by FPC.

     The Company includes its proportionate share of plant operating expenses in the corresponding operating expenses in the Statements of Income.

     At December 31, 2001, the Company's percentage ownership and investment (exclusive of nuclear fuel) in jointly owned facilities in commercial operation were as follows:

                               Company                  Accumulated
Facility (Type)               Ownership    Investment   Depreciation
--------------------------------------------------------------------
                                                (in millions)
Plant Vogtle (nuclear)           45.7%      $3,304         $1,793
Plant Hatch (nuclear)            50.1          881            668
Plant Wansley (coal)             53.5          309            152
Plant Scherer (coal)
   Units 1 and 2                  8.4          112             56
   Unit 3                        75.0          545            221
Plant McIntosh
 Common Facilities               75.0           24              2
   (combustion-turbine)
Rocky Mountain                   25.4          169             78
  (pumped storage)
Intercession City                33.3           12              1
  (combustion-turbine)
--------------------------------------------------------------------

7.   LONG-TERM POWER SALES AGREEMENTS

The Company and the other operating companies of Southern Company have long-term contractual agreements for the sale of capacity and energy to certain non-affiliated utilities located outside the system's service area. These agreements consist of firm unit power sales pertaining to capacity from specific generating units. Because energy is generally sold at cost under these agreements, it is primarily the capacity revenues that affect the Company's profitability.

     The Company's capacity revenues were as follows:

               Year      Revenues      Capacity
               ----------------------------------
                      (in millions) (megawatts)
               2001        $  26           102
               2000           30           124
               1999           32           162
               ----------------------------------

     Unit power from specific generating plants is being sold to Florida Power & Light Company, FPC, and Jacksonville Electric Authority. Under these agreements, approximately 102 megawatts of capacity is scheduled to be sold annually for periods after 2001 with a minimum of three years notice until the expiration of the contracts in 2010.

8.  INCOME TAXES

At December 31, 2001, tax-related regulatory assets were $544 million and tax-related regulatory liabilities were $229 million. The assets are

Georgia Power Company 2001 Annual Report


attributable to tax benefits flowed through to customers in prior years and to taxes applicable to capitalized interest. The liabilities are attributable to deferred taxes previously recognized at rates higher than current enacted tax law and to unamortized investment tax credits.

     Details of the federal and state income tax provisions are as follows:

                                    2001       2000      1999
                                  ----------------------------
Total provision for income taxes:        (in millions)
Federal:
   Current                          $352       $342      $333
   Deferred                          (46)       (34)      (34)
--------------------------------------------------------------
                                     306        308       299
--------------------------------------------------------------
State:
   Current                            61         48        54
   Deferred                           (8)        (5)       (6)
   Deferred investment tax
     credits                           5         10         5
--------------------------------------------------------------
Total                               $364       $361      $352
==============================================================

     The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities, are as follows:

                                                  2001      2000
                                              -------------------
                                                   (in millions)
Deferred tax liabilities:
   Accelerated depreciation                     $1,722    $1,755
   Property basis differences                      660       683
   Other                                           295       243
-----------------------------------------------------------------
Total                                            2,677     2,681
-----------------------------------------------------------------
Deferred tax assets:
   Other property basis differences                178       189
   Federal effect of state deferred taxes           88        91
   Other deferred costs                            257       208
   Other                                            40        37
-----------------------------------------------------------------
Total                                              563       525
-----------------------------------------------------------------
Net deferred tax liabilities                     2,114     2,156
Portion included in current assets                  50        27
-----------------------------------------------------------------
Accumulated deferred income taxes
   in the Balance Sheets                        $2,164    $2,183
=================================================================

     Deferred investment tax credits are amortized over the life of the related property with such amortization normally applied as a credit to reduce depreciation in the Statements of Income. Credits amortized in this manner amounted to $15 million in 2001, 2000, and 1999. At December 31, 2001, all investment tax credits available to reduce federal income taxes payable had been utilized.

     A reconciliation of the federal statutory tax rate to the effective income tax rate is as follows:

                                      2001     2000     1999
                                     -------------------------
Federal statutory rate                  35%      35%      35%
State income tax, net of
   federal deduction                     4        4        4
Non-deductible book
   depreciation                          2        2        2
Other                                   (4)      (2)      (2)
--------------------------------------------------------------
Effective income tax rate               37%      39%      39%
==============================================================

     Southern Company and its subsidiaries file a consolidated federal income tax return. Under a joint consolidated income tax agreement, each subsidiary's current and deferred tax expense is computed on a stand-alone basis. In accordance with Internal Revenue Service regulations, each company is jointly and severally liable for the tax liability.

9.  CAPITALIZATION

First Mortgage Bond Indenture Restrictions

The Company's first mortgage bond indenture contains various restrictions that remain in effect as long as the bonds are outstanding. However, the Company expects to discharge its first mortgage bond indenture by spring 2002 and to be released from all indenture requirements. At December 31, 2001, $1.037 billion of retained earnings and paid-in capital was unrestricted for the payment of cash dividends or any other distributions under terms of the mortgage indenture. The Company has no restrictions on the amount of indebtedness it may incur.

Preferred Securities

Statutory business trusts formed by the Company, of which the Company owns all the common securities, have issued mandatorily redeemable preferred securities as follows:

              Date of                                 Maturity
               Issue      Amount   Rate      Notes      Date
             ---------------------------------------------------
                       (millions)           (millions)
Trust I       8/1996      $225.00  7.75%     $232      6/2036
Trust II      1/1997       175.00  7.60       180     12/2036
Trust III     6/1997       189.25  7.75       195      3/2037
Trust IV      2/1999       200.00  6.85       206      3/2029

Georgia Power Company 2001 Annual Report


     Substantially all of the assets of each trust are junior subordinated notes issued by the Company in the respective approximate principal amounts set forth above.

     The Company considers that the mechanisms and obligations relating to the preferred securities, taken together, constitute a full and unconditional guarantee by the Company of the Trusts' payment obligations with respect to the preferred securities.

     The Trusts are subsidiaries of the Company, and accordingly are consolidated in the Company's financial statements.

Pollution Control Bonds

The Company has incurred obligations in connection with the sale by public authorities of tax-exempt pollution control revenue bonds. The Company has authenticated and delivered to trustees an aggregate of $7.8 million of its first mortgage bonds outstanding at December 31, 2001, which are pledged as security for its obligations under pollution control revenue contracts. The redemption of these securities will occur in March 2002.

Senior Notes

In February 2000, February 2001, and May 2001, the Company issued unsecured senior notes. The proceeds of these issues were used to redeem higher cost long-term debt and to reduce short-term borrowing. The senior notes are, in effect, subordinated to all secured debt of the Company.

Bank Credit Arrangements

At the beginning of 2002, the Company had unused credit arrangements with banks totaling $1.8 billion, of which $1.3 billion expires at various times during 2002 and $500 million expires at April 24, 2003.

     Of the total $1.8 billion in unused credit, $1.65 billion is a syndicated credit arrangement with $1.15 billion expiring April 19, 2002 and $500 million expiring April 24, 2003. Upon expiration, the $1.15 billion agreement provides the option of converting borrowings into two-year term loans. Both agreements contain stated borrowing rates but also allow for competitive bid loans. In addition, the agreements require payment of commitment fees based on the unused portions of the commitments. Annual fees are also paid to the agent bank.

     Approximately $115 million of the $1.3 billion arrangements expiring during 2002 allow for two-year term loans executable upon the expiration date of the facilities. All of the arrangements include stated borrowing rates but also allow for negotiated rates. These agreements also require payment of commitment fees based on the unused portion of the commitments or the maintenance of compensating balances with the banks. These balances are not legally restricted from withdrawal.

     This $1.8 billion in unused credit arrangements provides liquidity support to the Company's variable rate pollution control bonds. The amount of variable rate pollution control bonds outstanding requiring that liquidity support as of December 31, 2001 was $984 million.

     In addition, the Company borrows under uncommitted lines of credit with banks and through commercial paper programs that has the liquidity support of committed bank credit arrangements. Average compensating balances held under these committed facilities were not material in 2001. The amount of commercial paper outstanding at December 31, 2001 was $707.6 million

Other Long-Term Debt

Assets acquired under capital leases are recorded in the Balance Sheets as utility plant in service, and the related obligations are classified as long-term debt. At December 31, 2001 and 2000, the Company had a capitalized lease obligation for its corporate headquarters building of $83 million with an interest rate of 8.1 percent. For ratemaking purposes, the GPSC has treated the lease as an operating lease and has allowed only the lease payments in cost of service. The difference between the accrued expense and the lease payments allowed for ratemaking purposes has been deferred and is being amortized to expense as ordered by the GPSC. At December 31, 2001 and 2000, the interest and lease amortization deferred on the Balance Sheets are $54 million and $55 million, respectively.

Assets Subject to Lien

The Company's mortgage dated as of March 1, 1941, as amended and supplemented, securing the first mortgage bonds issued by the Company, constitutes a direct lien on substantially all of the Company's fixed property and franchises.

Georgia Power Company 2001 Annual Report


Georgia Power expects to discharge its first mortgage bond indenture by spring 2002 and that the lien will be removed.

Securities Due Within One Year

A summary of the improvement fund requirements and scheduled maturities and redemptions of securities due within one year at December 31 is as follows:

                                                2001     2000
                                             ------------------
                                               (in millions)
Capital lease                                   $  2        $2
First mortgage bonds                               2         -
Pollution control bonds                            8         -
Senior notes                                     300         -
---------------------------------------------------------------
Total                                           $312        $2
===============================================================

     The Company's first mortgage bond indenture includes an improvement fund requirement that amounts to 1 percent of each outstanding series of bonds authenticated under the indenture prior to January 1 of each year, other than those issued to collateralize pollution control obligations. The requirement may be satisfied by June 1 of each year by depositing cash, reacquiring bonds, or by pledging additional property equal to 1 2/3 times the requirement. However, the Company expects to discharge its first mortgage bond indenture by spring 2002 and to be released from all indenture requirements.

     Serial maturities through 2006 applicable to total long-term debt are as follows: $312 million in 2002; $352 million in 2003; $2 million in 2004; $154 million in 2005; and $153 million in 2006.


10. QUARTERLY FINANCIAL DATA
   (UNAUDITED)

Summarized quarterly financial information for 2001 and 2000 is as follows:


                                                       Net Income
                                                         After
                          Operating     Operating     Dividends on
     Quarter Ended        Revenues       Income      Preferred Stock
---------------------------------------------------------------------
                                        (in millions)
                         --------------------------------------------
March 2001                  $1,108         $249           $108
June 2001                    1,259          322            163
September 2001               1,579          515            298
December 2001                1,020          126             41


March 2000                  $  992         $223           $ 94
June 2000                    1,221          311            148
September 2000               1,545          537            283
December 2000                1,113          162             34
---------------------------------------------------------------------

     The Company's business is influenced by seasonal weather conditions.

SELECTED FINANCIAL AND OPERATING DATA 1997-2001
Georgia Power Company 2001 Annual Report


--------------------------------------------------------------------------------------------------------------------------------
                                                           2001             2000         1999             1998             1997
--------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                    $4,965,794       $4,870,618   $4,456,675       $4,738,253       $4,385,717
Net Income after Dividends
  on Preferred Stock (in thousands)                    $610,335         $559,420     $541,383         $570,228         $593,996
Cash Dividends
  on Common Stock (in thousands)                       $527,300         $549,600     $543,000         $536,600         $520,000
Return on Average Common Equity (percent)                 14.12            13.66        14.02            14.61            14.53
Total Assets (in thousands)                         $13,565,941      $13,075,767  $12,361,860      $12,033,618      $12,573,728
Gross Property Additions (in thousands)              $1,389,751       $1,078,163     $790,464         $499,053         $475,921
--------------------------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                  $4,397,485       $4,249,544   $3,938,210       $3,784,172       $4,019,728
Preferred stock                                          14,569           14,569       14,952           15,527          157,247
Company obligated mandatorily
  redeemable preferred securities                       789,250          789,250      789,250          689,250          689,250
Long-term debt                                        2,961,726        3,041,939    2,688,358        2,744,362        2,982,835
--------------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)        $8,163,030       $8,095,302   $7,430,770       $7,233,311       $7,849,060
================================================================================================================================
Capitalization Ratios (percent):
Common stock equity                                        53.9             52.5         53.0             52.3             51.2
Preferred stock                                             0.2              0.2          0.2              0.2              2.0
Company obligated mandatorily
  redeemable preferred securities                           9.6              9.7         10.6              9.5              8.8
Long-term debt                                             36.3             37.6         36.2             38.0             38.0
--------------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)             100.0            100.0        100.0            100.0            100.0
================================================================================================================================
Security Ratings:
First Mortgage Bonds -
  Moody's                                                    A1               A1           A1               A1               A1
  Standard and Poor's                                         A                A           A+               A+               A+
  Fitch                                                     AA-              AA-          AA-              AA-              AA-
Preferred Stock -
  Moody's                                                  Baa1               a2           a2               a2               a2
  Standard and Poor's                                      BBB+             BBB+           A-                A                A
  Fitch                                                       A                A           A+               A+               A+
Unsecured Long-Term Debt -
  Moody's                                                    A2               A2           A2               A2               A2
  Standard and Poor's                                         A                A            A                A                A
  Fitch                                                      A+               A+           A+               A+               A+
================================================================================================================================
Customers (year-end):
Residential                                           1,698,407        1,669,566    1,632,450        1,596,488        1,561,675
Commercial                                              244,674          237,977      229,524          221,180          211,672
Industrial                                                8,046            8,533        8,958            9,485            9,988
Other                                                     3,239            3,159        3,060            3,034            2,748
--------------------------------------------------------------------------------------------------------------------------------
Total                                                 1,954,366        1,919,235    1,873,992        1,830,187        1,786,083
================================================================================================================================
Employees (year-end):                                     9,048            8,860        8,961            8,371            8,354
--------------------------------------------------------------------------------------------------------------------------------


SELECTED FINANCIAL AND OPERATING DATA 1997-2001 (continued)
Georgia Power Company 2001 Annual Report


----------------------------------------------------------------------------------------------------------------------------
                                                    2001             2000            1999             1998             1997
----------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                  $ 1,507,031       $1,535,684     $ 1,410,099      $ 1,486,699      $ 1,326,787
Commercial                                     1,682,918        1,620,466       1,527,880        1,591,363        1,493,353
Industrial                                     1,106,420        1,154,789       1,143,001        1,170,881        1,110,311
Other                                             52,943            6,399         (30,892)          49,274           47,848
----------------------------------------------------------------------------------------------------------------------------
Total retail                                   4,349,312        4,317,338       4,050,088        4,298,217        3,978,299
Sales for resale  - non-affiliates               366,085          297,643         210,104          259,234          282,365
Sales for resale  - affiliates                    99,411           96,150          76,426           81,606           38,708
----------------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity       4,814,808        4,711,131       4,336,618        4,639,057        4,299,372
Other revenues                                   150,986          159,487         120,057           99,196           86,345
----------------------------------------------------------------------------------------------------------------------------
Total                                         $4,965,794       $4,870,618      $4,456,675       $4,738,253       $4,385,717
============================================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                   20,119,080       20,693,481      19,404,709       19,481,486       17,295,022
Commercial                                    26,493,255       25,628,402      23,715,485       22,861,391       21,134,346
Industrial                                    25,349,477       27,543,265      27,300,355       27,283,147       26,701,685
Other                                            583,007          568,906         551,451          543,462          538,163
----------------------------------------------------------------------------------------------------------------------------
Total retail                                  72,544,819       74,434,054      70,972,000       70,169,486       65,669,216
Sales for resale  - non-affiliates             8,110,096        6,463,723       5,060,931        6,438,891        6,795,300
Sales for resale  - affiliates                 3,133,485        2,435,106       1,795,243        2,038,400        1,706,699
----------------------------------------------------------------------------------------------------------------------------
Total                                         83,788,400       83,332,883      77,828,174       78,646,777       74,171,215
============================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                         7.49             7.42            7.27             7.63             7.67
Commercial                                          6.35             6.32            6.44             6.96             7.07
Industrial                                          4.36             4.19            4.19             4.29             4.16
Total retail                                        6.00             5.80            5.71             6.13             6.06
Sales for resale                                    4.14             4.43            4.18             4.02             3.78
Total sales                                         5.75             5.65            5.57             5.90             5.80
Residential Average Annual
  Kilowatt-Hour Use Per Customer                  11,933           12,520          12,006           12,314           11,171
Residential Average Annual
  Revenue Per Customer                           $893.84          $929.11         $872.48          $939.73          $857.01
Plant Nameplate Capacity
  Ratings (year-end) (megawatts)                  14,474           15,114          14,474           14,437           14,437
Maximum Peak-Hour Demand (megawatts):
Winter                                            11,977           12,014          11,568           11,959           10,407
Summer                                            14,294           14,930          14,575           13,923           13,153
Annual Load Factor (percent)                        61.7             61.6            58.9             58.7             57.4
Plant Availability (percent):
Fossil-steam                                        88.5             86.1            84.3             86.0             85.8
Nuclear                                             94.4             91.5            89.3             91.6             88.8
----------------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                58.5             62.3            63.0             62.3             64.3
Nuclear                                             18.1             17.4            18.0             18.3             18.8
Hydro                                                1.1              0.7             0.9              2.2              2.2
Oil and gas                                          0.4              1.8             1.6              2.2              0.6
Purchased power -
  From non-affiliates                                7.8              8.1             6.6              6.5              2.7
  From affiliates                                   14.1              9.7             9.9              8.5             11.4
----------------------------------------------------------------------------------------------------------------------------
Total                                              100.0            100.0           100.0            100.0            100.0
============================================================================================================================

                                                             II-115


                               GULF POWER COMPANY
                               FINANCIAL SECTION

MANAGEMENT'S REPORT
Gulf Power Company 2001 Annual Report


The management of Gulf Power Company has prepared -- and is responsible for -- the financial statements and related information included in this report. These statements were prepared in accordance with accounting principles generally accepted in the United States and necessarily include amounts that are based on the best estimates and judgments of management. Financial information throughout this annual report is consistent with the financial statements.

   The Company maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that the accounting records reflect only authorized transactions of the Company. Limitations exist in any system of internal controls, however, based on a recognition that the cost of the system should not exceed its benefits. The Company believes its system of internal accounting controls maintains an appropriate cost/benefit relationship.

   The Company's system of internal accounting controls is evaluated on an ongoing basis by the Company's internal audit staff. The Company's independent public accountants also consider certain elements of the internal control system in order to determine their auditing procedures for the purpose of expressing an opinion on the financial statements.

   The audit committee of the board of directors, composed of five independent directors, provides a broad overview of management's financial reporting and control functions. Periodically, this committee meets with management, the internal auditors, and the independent public accountants to ensure that these groups are fulfilling their obligations and to discuss auditing, internal controls, and financial reporting matters. The internal auditors and independent public accountants have access to the members of the audit committee at any time.

   Management believes that its policies and procedures provide reasonable assurance that the Company's operations are conducted according to a high standard of business ethics.

   In management's opinion, the financial statements present fairly, in all material respects, the financial position, results of operations, and cash flows of Gulf Power Company in conformity with accounting principles generally accepted in the United States.


/s/ Travis J. Bowden
Travis J. Bowden
President
and Chief Executive Officer


/s/Ronnie R. Labrato
Ronnie R. Labrato
Vice President, Chief Financial Officer
and Comptroller
February 13, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Gulf Power Company:


We have audited the accompanying balance sheets and statements of capitalization of Gulf Power Company (a Maine corporation and a wholly owned subsidiary of Southern Company) as of December 31, 2001 and 2000, and the related statements of income, common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements (pages II-129 through II-144) referred to above present fairly, in all material respects, the financial position of Gulf Power Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

   As explained in Note 1 to the financial statements, effective January 1, 2001, Gulf Power Company changed its method of accounting for derivative instruments and hedging activities.



/s/Arthur Andersen LLP
Atlanta, Georgia
February 13, 2002

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Gulf Power Company 2001 Annual Report


RESULTS OF OPERATIONS

Earnings

Gulf Power Company's 2001 net income after dividends on preferred stock was $58.3 million, an increase of $6.5 million from the previous year. In 2000, earnings were $51.8 million, down $1.9 million when compared to 1999. The increase in earnings in 2001 was due primarily to an increase in Allowance for Funds Used During Construction (AFUDC) and lower interest expense; the decrease in 2000 was primarily a result of expenses related to the discontinuance of the Company's appliance sales division, and higher interest expense.

Revenues

Operating revenues increased in 2001 when compared to 2000. The following table summarizes the change in operating revenues for the past two years:

                                             Increase (Decrease)
                               Amount          From Prior Year
                             ------------------------------------
                                  2001        2001         2000
                             ------------------------------------
                                         (in thousands)
Retail --
   Base Revenues              $340,620       $4,517       $3,771
   Regulatory cost
     recovery and other        243,971       31,434       27,920
-----------------------------------------------------------------
Total retail                   584,591       35,951       31,691
------------------------------------------------------ ----------
Sales for resale--
   Non-affiliates               82,252       15,362        4,536
   Affiliates                   27,256      (39,739)         885
-----------------------------------------------------------------
Total sales for resale         109,508      (24,377)       5,421
Other operating
   revenues                     31,104         (690)       3,108
-----------------------------------------------------------------
Total operating
   revenues                  $725,203       $10,884      $40,220
=================================================================
Percent change                               1.5%          6.0%
----------------------------------------------------------------

   Retail revenues increased $36 million, or 6.6 percent in 2001, and $31.7 million or 6.1 percent in 2000, due primarily to the recovery of higher fuel and purchased power costs. Retail base rate revenues increased $4.5 million due to slightly higher energy sales and lower revenues subject to refund. Revenues subject to refund were $1.5 million in 2001 compared to $6.9 million in 2000. See Note 3 to the financial statements under "Retail Revenue Sharing Plan" for further information.

    "Regulatory cost recovery and other" includes: recovery provisions for fuel expenses and the energy component of purchased power costs, energy conservation costs, purchased power capacity costs, and environmental compliance costs. Annually, the Company seeks recovery of projected costs plus any true-up amount from prior periods. Approved rates are implemented each January. Therefore, the recovery provisions generally equal the related expenses and have no material effect on net income. See Notes 1 and 3 to the financial statements under "Revenues and Regulatory Cost Recovery Clauses" and "Environmental Cost Recovery," respectively, for further information.

   Sales for resale were $109.5 million in 2001, a decrease of $24.4 million, or
18.2 percent, from 2000 primarily due to reduced energy sales for resale to affiliates. Revenues from sales to utilities outside the service area under long-term contracts consist of capacity and energy components. Capacity revenues reflect the recovery of fixed costs and a return on investment under the contracts. Energy is generally sold at variable cost. The capacity and energy components under these long-term contracts were as follows:

                             2001         2000          1999
                     ----------------------------------------
                                    (in thousands)
Capacity                  $19,472      $20,270       $19,792
Energy                     27,579       21,922        20,251
-------------------------------------------------------------
Total                     $47,051      $42,192       $40,043
=============================================================

   Capacity revenues remained relatively unchanged during 2001 and 2000.

   Sales to affiliated companies vary from year to year depending on demand and the availability and cost of generating resources at each company. These sales have little impact on earnings.

   Other operating revenues for 2000 increased due primarily to higher franchise fees and higher revenues from the transmission of electricity to others.

Gulf Power Company 2001 Annual Report


Energy Sales

Kilowatt-hour sales for 2001 and the percent changes by year were as follows:

                         KWH          Percent Change
                     --------------------------------
                         2001         2001      2000
                     --------------------------------
                       (millions)
Residential                 4,716     (1.5)%     7.1%
Commercial                  3,418      1.2       4.9
Industrial                  2,018      4.8       4.3
Other                          21     10.5       0.0
                     -------------
Total retail               10,173      0.6       5.8
Sales for resale
   Non-affiliates           2,093     22.8       9.2
   Affiliates                 963    (49.8)    (23.7)
                     -------------
Total                      13,229     (3.7)      0.7
=====================================================

   Total retail energy sales increased in both 2001 and 2000 primarily due to an increase in the total number of customers.

   An increase in energy sales for resale to non-affiliates of 22.8 percent in 2001 when compared to 2000 is primarily related to unit power sales under long-term contracts to other Florida utilities and bulk power sales under short-term contracts to other non-affiliated utilities. Energy sales to affiliated companies vary from year to year depending on demand and availability and cost of generating resources at each company.

Expenses

Total operating expenses in 2001 increased $13.5 million, or 2.3 percent, over the amount recorded in 2000 due primarily to higher purchased power expenses and maintenance expenses. In 2000, total operating expenses increased $39.5 million, or 7.1 percent, compared to 1999 due primarily to higher fuel and purchased power expenses.

   Fuel expenses in 2001, when compared to 2000, decreased $15.1 million, or 7.0 percent, due primarily to decreased generation, while average fuel costs increased as noted below. In 2000, fuel expenses increased $6.7 million, or 3.2 percent, when compared to 1999. The increase in 2000 was a result of an increase in average fuel costs.

   The amount and sources of generation and the average cost of fuel per net kilowatt-hour generated were as follows:

                                          2001       2000       1999
                                      -------------------------------
Total generation
   (millions of kilowatt-hours)         11,423     12,866     13,095
Sources of generation
   (percent)
   Coal                                   99.0       98.2       97.4
   Oil and gas                             1.0        1.8        2.6
Average cost of fuel per net
   kilowatt-hour generated
   (cents)--                              1.76       1.68       1.60
---------------------------------------------------------------------

   Purchased power expenses increased in 2001 by $23.8 million, or 28.8 percent, over 2000 primarily due to an increase in purchased power from affiliate companies. Purchased power expenses for 2000 increased over 1999 by $25.5 million, or 44.7 percent, due primarily to a higher demand for energy.

   Purchases of energy from affiliates will vary from year to year depending on demand and the availability and cost of generating resources at each company. These purchases have little impact on earnings.

   Depreciation and amortization expense increased $1.3 million, or 2.0 percent, in 2001, and $2.3 million, or 3.5 percent, in 2000 due to an increase in depreciable property and the amortization of a portion of a regulatory asset, which was allowed in the current retail revenue sharing plan.

   Other income, net increased in 2001 by $6.8 million compared to 2000 due primarily to higher allowance for equity funds used during construction related to the Company's new combined cycle unit. In 2000, other income, net decreased $2.8 million due primarily to expenses related to the discontinuance of the Company's appliance sales division. See Note 1 to the financial statements under "Other Income" for further information.

   Interest expense, net decreased $3.1 million, or 10.9 percent, in 2001 due primarily to higher allowance for debt funds used during construction related to the Company's new combined cycle unit, as well as lower interest rates on notes payable and variable rate pollution control bonds. These decreases were partially offset by the issuance of $60 million of senior notes in August 2001 and $75 million of senior notes in October 2001. In 2000, interest expense, net

Gulf Power Company 2001 Annual Report

increased $1.2 million, or 4.6 percent, due primarily to the issuance of $50 million of senior notes in August 1999.

Effects of Inflation

The Company is subject to rate regulation and income tax laws that are based on the recovery of historical costs. Therefore, inflation creates an economic loss because the Company is recovering its cost of investments in dollars that have less purchasing power. While the inflation rate has been relatively low in recent years, it continues to have an adverse effect on the Company because of the large investment in utility plant with long economic lives. Conventional accounting for historical cost does not recognize this economic loss nor the partially offsetting gain that arises through financing facilities with fixed-money obligations, such as long-term debt and preferred securities. Any recognition of inflation by regulatory authorities is reflected in the rate of return allowed.

Future Earnings Potential

General

The results of operations for the past three years are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors. The major factor is the ability to achieve energy sales growth while containing costs in a more competitive environment.

   In accordance with Financial Accounting Standards Board (FASB) Statement No. 87, Employers' Accounting for Pensions, the Company recorded non-cash income of approximately $5.9 million in 2001. Future pension income is dependent on several factors including trust earnings and changes to the plan.

    The Company is involved in various matters being litigated. See Note 3 to the financial statements for information regarding material issues that could possibly affect future earnings.

   The Company currently operates as a vertically integrated utility providing electricity to customers within its traditional service area located in northwest Florida. Prices for electricity provided by the Company to retail customers are set by the Florida Public Service Commission (FPSC).

   Future earnings in the near term will depend upon growth in energy sales, which is subject to a number of factors. Traditionally, these factors have included the rate of economic growth in the Company's service area, weather, competition, changes in contracts with neighboring utilities, the elasticity of demand, and energy conservation practiced by the Company's customers. The Company is actively pursuing additional earnings through unregulated new products and services.

   In early 1999, the FPSC staff and the Company became involved in discussions primarily related to reducing the Company's authorized rate of return. On October 1, 1999, the Office of Public Counsel, the Coalition for Equitable Rates, the Florida Industrial Power Users Group, and the Company jointly filed a petition to resolve the issues. The stipulation included a reduction to retail base rates of $10 million annually and provides for revenues to be shared within set ranges for 1999 through 2002. Customers receive two-thirds of any revenue within the sharing range and the Company retains one-third. Any revenue above this range is refunded to the customers. The stipulation also included authorization for the Company, at its discretion, to accrue up to an additional $5 million to the property insurance reserve and $1 million to amortize a regulatory asset related to the corporate office. The Company also filed a request to prospectively reduce its authorized return on equity (ROE) range from 11 to 13 percent to 10.5 to 12.5 percent in order to help ensure that the FPSC would approve the stipulation. The FPSC approved both the stipulation and the ROE request with an effective date of November 4, 1999.

   On September 10, 2001, the Company filed a request with the FPSC for a base rate increase of approximately $70 million, the majority of which is needed to recover costs related to the Smith Unit 3 combined cycle facility currently under construction and scheduled to be placed in service by June 2002. Hearings are scheduled for February 25 through March 1, 2002 with a decision expected in early May 2002 and new rates effective June 6, 2002.

   For calendar year 2001, the Company's retail revenue range for sharing was $358 million to $374 million. Actual retail revenues in 2001 were $360.3 million and the Company recorded revenues subject to refund of $1.5 million. The estimated refund with interest was reflected in customer billings in February 2002. For calendar year 2002, there are specified sharing ranges for each month from the expected in-service date of Smith Unit 3 until the end of the year. The

Gulf Power Company 2001 Annual Report


sharing plan will expire at the earlier of the in-service date of Smith Unit 3 or December 31, 2002.

   Compliance costs related to current and future environmental laws and regulations could affect earnings if such costs are not fully recovered. The Clean Air Act and other important environmental items are discussed later under "Environmental Matters." Also, Florida legislation adopted in 1993 that provides for recovery of prudent environmental compliance costs is discussed in Note 3 to the financial statements under "Environmental Cost Recovery."

Industry Restructuring

The electric utility industry in the United States is continuing to evolve as a result of regulatory and competitive factors. Among the primary agents of change has been the Energy Policy Act of 1992 (Energy Act). The Energy Act allows independent power producers (IPPs) to access a utility's transmission network in order to sell electricity to other utilities. This enhances the incentive for IPPs to build cogeneration plants for a utility's large industrial and commercial customers and sell energy generation to other utilities. Also, electricity sales for resale rates are being driven down by wholesale transmission access and numerous potential new energy suppliers, including power marketers and brokers.

   Although the Energy Act does not permit retail customer access, it has been a major catalyst for recent restructuring and consolidations taking place within the utility industry. Numerous federal and state initiatives are in varying stages to promote wholesale and retail competition. Among other things, these initiatives allow customers to choose their electricity provider. Some states have approved initiatives that result in a separation of the ownership and/or operation of generating facilities from the ownership and/or operation of transmission and distribution facilities. While various restructuring and competition initiatives have been discussed in Florida, none have been enacted. Enactment would require numerous issues to be resolved, including significant ones relating to recovery of any stranded investments, full cost recovery of energy produced, and other issues related to the energy crisis that occurred in California. As a result of that crisis, many states have either discontinued or delayed implementation of initiatives involving retail deregulation.

   In 2000, Florida's Governor appointed a 17 member study commission to look at the state's electric industry, studying issues ranging from current and future reliability of electric and natural gas supply, electric industry retail and wholesale competition, environmental impacts of energy supply, conservation, and tax issues. A deadline of December 1, 2001 was set for the commission's final report and recommendations to the Governor and the Legislature. During the course of the study, the Stranded Investment Task Force Subcommittee recommended a discretionary transfer approach regarding the transfer or sale of generation assets by an investor owned utility (IOU). This would allow all new generation to be competitively bid while allowing IOU's to transfer generation units to an affiliate or sell generation units and share proceeds with both shareholders and consumers. Merchants would also be allowed to compete in this restructured wholesale market. This recommendation was approved during the final meeting of the study commission on November 15, 2001 and has been incorporated into the final report. The final report, entitled "Florida...Energy Wise" was presented on December 11, 2001 to the Governor and the Legislature. Any recommendations from the commission will have to be drafted and voted into law by the Legislature. This is unlikely to occur in the upcoming 2002 legislative session. The effects of any proposed changes cannot presently be determined, but could have a material effect on the Company's financial condition and results of operations.

    Continuing to be a low-cost producer could provide opportunities to increase market share and profitability in markets that evolve with changing regulation. Conversely, if the Company does not remain a low-cost producer and provide quality service, then energy sales growth could be limited, and this could significantly erode earnings.

    In December 1999, the Federal Energy Regulatory Commission (FERC) issued its final rule on Regional Transmission Organizations (RTOs). The order encouraged utilities owning transmission systems to form RTOs on a voluntary basis. Southern Company has submitted a series of status reports informing the FERC of progress toward the development of a Southeastern RTO. In these status reports, Southern Company explained that it is developing a for profit RTO known as SeTrans with a number of non-jurisdictional cooperative and public power entities. Recently, Entergy Corporation and Cleco Power joined the SeTrans development process. In January 2002, the sponsors of SeTrans held a public

Gulf Power Company 2001 Annual Report


meeting to form a Stakeholder Advisory Committee, which will participate in the development of the SeTrans RTO. Southern Company continues to work with the other sponsors to develop the SeTrans RTO. The creation of SeTrans is not expected to have a material impact on the Company's financial statements. The outcome of this matter cannot now be determined.

Accounting Policies

Critical Policy

Gulf Power Company's significant accounting policies are described in Note 1 to the financial statements. The Company's most critical accounting policy involves rate regulation. The Company is subject to the provisions of FASB Statement No. 71, Accounting for the Effects of Certain Types of Regulation. In the event that a portion of the Company's operations is no longer subject to these provisions, the Company would be required to write off related regulatory assets and liabilities that are not specifically recoverable, and determine if any other assets have been impaired. See Note 1 to the financial statements under "Regulatory Assets and Liabilities" for additional information.

New Accounting Standards

Effective January 2001, the Company adopted FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Statement No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement requires that certain derivative instruments be recorded in the balance sheet as either an asset or liability measured at fair value and that changes in the fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The impact on net income in 2001 was not material. (See Note 1 to the financial statements under "Financial Instruments" for additional information). An additional interpretation of Statement No. 133 will result in a change -- effective April 1, 2002 -- in accounting for certain contracts related to fuel supplies that contain quantity options. These contracts will be accounted for as derivatives and marked to market. However, due to the existence of specific cost-based fuel recovery clauses for the Company, this change is not expected to have a material impact on net income.

   In June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets, which establishes new accounting and reporting standards for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion No. 17. Statement No. 142 addresses how intangible assets that are acquired individually or with a group of other assets -- but not those acquired in a business combination -- should be accounted for upon acquisition and on an ongoing basis. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, which are no longer limited to 40 years. The Company adopted Statement No. 142 in January 2002 with no material impact on the financial statements.

   Also in June 2001, the FASB issued Statement No. 143, Asset Retirement Obligations, which establishes new accounting and reporting standards for legal obligations associated with retiring assets, including decommissioning of nuclear plants. The liability for an asset's future retirement must be recorded in the period in which the liability is incurred. The cost must be capitalized as part of the related long-lived asset and depreciated over the asset's useful life. Changes in the liability resulting from the passage of time will be recognized as operating expenses. Statement No. 143 must be adopted by January 1, 2003. The Company has not yet quantified the impact of adopting Statement No. 143 on its financial statements.

FINANCIAL CONDITION

Overview

During 2001, gross property additions were $274.7 million. Funds for the Company's property additions were provided by operating activities and additional financings, which were utilized to finance the construction of the Company's new combined cycle unit. See the Statements of Cash Flows for further details.

Credit Rating Risk

The Company does not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.

Gulf Power Company 2001 Annual Report


Exposure to Market Risks

Due to cost-based rate regulations, the Company has limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to movements in electricity prices, the Company enters into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market and, to a lesser extent, similar contracts for gas purchases. Realized gains and losses are recognized in the income statement as incurred. At December 31, 2001, exposure from these activities was not material. Fair value of changes in energy trading contracts and year-end valuations are as follows:

                                         Changes During the Year
----------------------------------------------------------------
                                                    Fair Value
----------------------------------------------------------------
                                                 (in thousands)
Contracts beginning of year                          $110
Contracts realized or settled                        (100)
New contracts at inception                              -
Changes in valuation techniques                         -
Current period changes                               (120)
----------------------------------------------------------------
Contracts end of year                               $(110)
================================================================

                        Source of Year-End Valuation Prices
----------------------------------------------------------------
                                            Maturity
                            Total          ---------
                          Fair Value      Year 1     1-3 Years
----------------------------------------------------------------
                                     (in thousands)
Actively quoted           $(110)       $(102)          $(8)
External sources              -            -             -
Models and other
   methods                    -            -             -
----------------------------------------------------------------
Contracts end of year     $(110)       $(102)          $(8)
================================================================

   If the Company sustained a 100 basis point change in interest rates for all variable rate long-term debt, the change would affect annualized interest expense by approximately $0.61 million at December 31, 2001.

Financing Activities

In 2001, the Company sold $135 million of senior notes and $30 million of trust preferred securities and used the proceeds to retire $30 million of first mortgage bonds and to pay for construction of the Company's new combined cycle unit. In 2000, there were no issuances or retirements of long-term debt. See the Statements of Cash Flows for further details.

   Composite financing rates for the years 1999 through 2001 as of year end were as follows:

                                       2001      2000      1999
                                    -----------------------------
Composite interest rate on
   long-term debt                       5.6%      6.2%      6.0%
Composite rate on
   trust preferred securities           7.2%       7.3%     7.3%
Composite preferred stock
   dividend rate                        5.1%      5.1%      5.1%
-----------------------------------------------------------------

   The composite interest rate on long-term debt decreased in 2001 due to lower interest rates on variable rate pollution control bonds and lower rates on new senior notes.

Capital Requirements for Construction

The Company's gross property additions, including those amounts related to environmental compliance, are budgeted at $282 million for the three years beginning in 2002 ($103 million in 2002, $72 million in 2003, and $107 million in 2004). These amounts include $24.3 million in 2002 for the remaining cost of a 574 megawatt combined cycle gas generating unit and related interconnections to be located in the eastern portion of the Company's service area. The unit is expected to have an in-service date of June 2002. The remaining property additions budget is primarily for maintaining and upgrading transmission and distribution facilities and generating plants. Actual construction costs may vary from this estimate because of changes in such factors as the following: business conditions; environmental regulations; load projections; the cost and efficiency of construction labor, equipment, and materials; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered.

Other Capital Requirements

The Company will continue to retire higher-cost debt and preferred securities and replace these securities with lower-cost capital as market conditions and terms of the instruments permit.

Gulf Power Company 2001 Annual Report


   Future note maturities, operating lease obligations, and purchase commitments - discussed in notes 4 and 8 to the financial statements -- are as follows:

                                    2002      2003      2004
--------------------------------------------------------------
                                          (in millions)
Bonds -
   First mortgage                   $  -  $      -      $   -
   Pollution control                   -         -          -
Notes                                  -        61         51
Leases -
   Capital                             -         -          -
   Operating                           2         2          2
--------------------------------------------------------------
Purchase commitments
   Fuel                              140       109        112
   Purchased power                     2         1          1
--------------------------------------------------------------

   At the beginning of 2002, the Company had not used any of its available credit arrangements. Credit arrangements are as follows:

                                             Expires
                                 -----------------------------
   Total         Unused           2002        2003 & beyond
--------------------------------------------------------------
                           (in millions)
    $103           $103           $103                $   -
--------------------------------------------------------------

Environmental Matters

In November 1990, the Clean Air Act Amendments of 1990 (Clean Air Act) was signed into law. Title IV of the Clean Air Act -- the acid rain compliance provision of the law -- significantly affected the Company. Specific reductions in sulfur dioxide and nitrogen oxide emissions from fossil-fired generating plants were required in two phases. Phase I compliance began in 1995. Southern Company achieved Phase I compliance at the affected plants by primarily switching to low-sulfur coal and with some equipment upgrades. Construction expenditures for Phase I nitrogen oxide and sulfur dioxide emissions compliance totaled approximately $42 million for the Company. Phase II sulfur dioxide compliance was required in 2000. Southern Company used emission allowances and fuel switching to comply with Phase II requirements. Also, equipment to control nitrogen oxide emissions was installed on additional system fossil-fired units as necessary to meet Phase II limits and ozone non-attainment requirements for metropolitan Atlanta through 2000. Phase II compliance did not have a material impact on the Company.

   A significant portion of costs related to the acid rain and ozone non-attainment provisions of the Clean Air Act is expected to be recovered through existing ratemaking provisions. However, there can be no assurance that all Clean Air Act costs will be recovered.

   In 1993, the Florida Legislature adopted legislation that allows a utility to petition the FPSC for recovery of prudent environmental compliance costs that are not being recovered through base rates or any other recovery mechanism. The legislation is discussed in Note 3 to the financial statements under "Environmental Cost Recovery." Substantially all of the costs for the Clean Air Act and other new environmental legislation discussed below are expected to be recovered through the Environmental Cost Recovery Clause.

   In July 1997, the Environmental Protection Agency (EPA) revised the national ambient air quality standards for ozone and particulate matter. This revision made the standards significantly more stringent. In the subsequent litigation of these standards, the U.S. Supreme Court found the EPA's implementation program for the new ozone standard unlawful and remanded it to the EPA. In addition, the Federal District of Columbia Circuit Court of Appeals is considering other legal challenges to these standards. If the standards are eventually upheld, implementation could be required by 2007 to 2010.

   In September 1998, the EPA issued regional nitrogen oxide reduction rule to the states for implementation. Compliance is required by May 31, 2004 for most states, but for Georgia, further ratemaking is required and compliance may be delayed until May 2005. The final rule affects 21 states, including Georgia, but not Florida. See Note 5 to the financial statements under "Joint Ownership Agreements" related to the Company's ownership interest in Georgia Power's Plant Scherer Unit No. 3. The EPA is presently evaluating whether to bring an additional 15 states, not including Florida, under this regional nitrogen oxide rule.

   In December 2000, the EPA completed its utility study for mercury and other hazardous air pollutants (HAPS) and issued a determination that an emission control program for mercury and, perhaps, other HAPS is warranted. The program is to be developed over the next four years under the Maximum Achievable Control Technology provisions of the Clean Air Act, and the regulations are scheduled to be finalized by the end of 2004 with implementation to take place around 2007. In January 2001, the EPA proposed guidance for the determination of Best

Gulf Power Company 2001 Annual Report


Available Retrofit Technology (BART) emission controls under the Regional Haze Regulations. Installation of BART controls is expected to take place around 2010. Litigation of the Regional Haze Regulations, including the BART provisions, is ongoing in the Federal District of Columbia Circuit Court of Appeals. A court decision is expected in mid-2002.

   Implementation of the final state rules for these initiatives could require substantial further reductions in nitrogen oxide and sulfur dioxide and reductions in mercury and other HAPS emissions from fossil-fired generating facilities and other industries in these states. Additional compliance costs and capital expenditures resulting from the implementation of these rules and standards cannot be determined until the results of legal challenges are known, and the states have adopted their final rules.

   In October 1997, EPA issued regulations setting forth requirements for Compliance Assurance Monitoring (CAM) in its state and federal operating permit programs. These regulations were amended by EPA in March 2001 in response to a court order resolving challenges to the rules brought by environmental groups and industry. Generally, this rule affects the operation and maintenance of electrostatic precipitators and could involve significant additional ongoing expense.

   The EPA and state environmental regulatory agencies are also reviewing and evaluating various other matters including: control strategies to reduce regional haze; limits on pollutant discharges to impaired waters; cooling water intake restrictions; and hazardous waste disposal requirements. The impact of any new standards will depend on the development and implementation of applicable regulations.

   On November 3, 1999, the EPA brought a civil action in the U.S. District Court against Alabama Power, Georgia Power, and the system service company. The complaint alleges violations of the prevention of significant deterioration and new source review provisions of the Clean Air Act with respect to five coal-fired generating facilities in Alabama and Georgia. The civil action requests penalties and injunctive relief, including an order requiring the installation of the best available control technology at the affected units. The EPA concurrently issued to the integrated Southeast utilities a notice of violation related to 10 generating facilities, including the five facilities mentioned previously and the Company's Plants Crist and Scherer. For additional information, see Note 5 to the financial statements under "Joint Ownership Agreements" related to the Company's ownership interest in Georgia Power's Plant Scherer Unit No. 3. In early 2000, the EPA filed a motion to amend its complaint to add the violations alleged in its notice of violation, and to add the Company, Mississippi Power, and Savannah Electric as defendants. The complaint and notice of violation are similar to those brought against and issued to several other electric utilities. These complaints and notices of violation allege that the utilities had failed to secure necessary permits or install additional pollution control equipment when performing maintenance and construction at coal burning plants constructed or under construction prior to 1978. The U.S. District Court granted Alabama Power's motion to dismiss for lack of jurisdiction in Georgia and granted the system service company's motion to dismiss on the grounds that it neither owned nor operated the generating units involved in the proceedings. The court directed the EPA to re-file its amended complaint limiting claims to those brought against Georgia Power and Savannah Electric. The EPA re-filed those claims as directed by the court. Also, the EPA re-filed its claims against Alabama Power in U.S. District Court in Alabama. It has not re-filed against the Company, Mississippi Power, or the system service company. The Alabama Power, Georgia Power, and Savannah Electric cases have been stayed since the spring of 2001, pending a ruling by the U.S. Court of Appeals for the Eleventh Circuit in the appeal of a very similar New Source Review enforcement action against the Tennessee Valley Authority (TVA). The TVA case involves many of the same legal issues raised by the actions against Alabama Power, Georgia Power, and Savannah Electric. Because the outcome of the TVA case could have a significant adverse impact on Alabama Power and Georgia Power, both companies are parties to that case as well. The U.S. District Court in Alabama has indicated that it will revisit the issue of a continued stay in April 2002. The U.S. District Court in Georgia is currently considering a motion by the EPA to reopen the Georgia case. Georgia Power and Savannah Electric have opposed that motion.

   The Company believes that it has complied with applicable laws and the EPA's regulations and interpretations in effect at the time the work in question took place. The Clean Air Act authorizes civil penalties of up to $27,500 per day per violation at each generating unit. Prior to January 30, 1997, the penalty was $25,000 per day. An adverse outcome of this matter could require substantial

Gulf Power Company 2001 Annual Report


capital expenditures that cannot be determined at this time and possibly require payment of substantial penalties. This could affect future results of operations, cash flows, and possibly financial condition if such costs are not recovered through regulated rates.

   The Company must comply with other environmental laws and regulations that cover the handling and disposal of hazardous waste. Under these various laws and regulations, the Company could incur substantial costs to clean up properties. The Company conducts studies to determine the extent of any required cleanup costs and has recognized in the financial statements costs to clean up known sites. For additional information, see Note 3 to the financial statements under "Environmental Cost Recovery."

   Several major pieces of environmental legislation are being considered for reauthorization or amendment by Congress. These include: the Clean Air Act; the Clean Water Act; the Comprehensive Environmental Response, Compensation and Liability Act; the Resource Conservation and Recovery Act; the Toxic Substances Control Act; and the Endangered Species Act. Changes to these laws could affect many areas of the Company's operations. The full impact of any such changes cannot be determined at this time.

    Compliance with possible additional legislation related to global climate change, electric and magnetic fields, and other environmental health concerns could significantly affect the Company. The impact of new legislation -- if any -- will depend on the subsequent development and implementation of applicable regulations. In addition, the potential exists for liability as the result of lawsuits alleging damages caused by electric and magnetic fields.

Sources of Capital

At December 31, 2001, the Company had approximately $2.2 million of cash and cash equivalents and $2.6 million of unused commercial paper backed by lines of credit with banks to meet its short-term cash needs. See the Statements of Cash Flows for details related to the Company's financing activities. See Note 8 to the financial statements under "Bank Credit Arrangements" for additional information.

   The Company may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper at the request and for the benefit of the Company and the other Southern Company operating companies. At December 31, 2001, the Company had outstanding $37.4 million of commercial paper.

   The Company historically has relied on issuances of first mortgage bonds and preferred stock, in addition to pollution control bonds issued for its benefit by public authorities, to meet its long-term external financing requirements. Recently, the Company's financings have consisted of unsecured debt and trust preferred securities. The Company has no restrictions on the amounts of unsecured indebtedness it may incur. However, in order to issue first mortgage bonds or preferred stock, the Company is required to meet certain coverage requirements specified in its mortgage indenture and corporate charter. The Company's ability to satisfy all coverage requirements is such that it could issue new first mortgage bonds and preferred stock to provide sufficient funds for all anticipated requirements.

Cautionary Statement Regarding Forward-Looking Information

The Company's 2001 Annual Report contains forward looking and historical information. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "should," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. The Company cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include the impact of recent and future federal and state regulatory change, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry and also changes in environmental and other laws and regulations to which the Company is subject, as well as changes in application of existing laws and regulations; current and future litigation, including the pending EPA civil action; the effects, extent, and timing of the entry of additional competition in the markets of the Company; the impact of fluctuations in commodity prices, interest rates and customer demand; state and federal rate regulations; political, legal, and economic conditions and developments in the United States; the performance of projects undertaken by the non-traditional business and the success of efforts to invest in and develop new opportunities; internal

Gulf Power Company 2001 Annual Report


restructuring or other restructuring options that may be pursued; potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or beneficial to the Company the effects of, and changes in, economic conditions in the Company's service territory; the direct or indirect effects on the Company's business resulting from the terrorist incident on September 11, 2001, or any similar such incidents or responses to such incidents; the timing and acceptance of the Company's new product and services offerings; financial market conditions and the results of financing efforts; weather and other natural phenomena; the ability of the Company to obtain additional generating capacity at competitive prices; and other factors discussed elsewhere herein and in other reports (including Form 10-K) filed from time to time by the Company with the Securities and Exchange Commission.

STATEMENTS OF INCOME
For the Years Ended December 31, 2001, 2000, and 1999
Gulf Power Company 2001 Annual Report

------------------------------------------------------------------------------------------------------------------
                                                                    2001                 2000                1999
------------------------------------------------------------------------------------------------------------------
                                                                              (in thousands)
Operating Revenues:
Retail sales                                                    $584,591             $548,640            $516,949
Sales for resale --
  Non-affiliates                                                  82,252               66,890              62,354
  Affiliates                                                      27,256               66,995              66,110
Other revenues                                                    31,104               31,794              28,686
------------------------------------------------------------------------------------------------------------------
Total operating revenues                                         725,203              714,319             674,099
------------------------------------------------------------------------------------------------------------------
Operating Expenses:
Operation --
  Fuel                                                           200,633              215,744             209,031
  Purchased power --
    Non-affiliates                                                65,585               73,846              46,332
    Affiliates                                                    40,660                8,644              10,703
Other                                                            117,394              117,146             114,670
Maintenance                                                       60,193               56,281              57,830
Depreciation and amortization                                     68,218               66,873              64,589
Taxes other than income taxes                                     55,261               55,904              51,782
------------------------------------------------------------------------------------------------------------------
Total operating expenses                                         607,944              594,438             554,937
------------------------------------------------------------------------------------------------------------------
Operating Income                                                 117,259              119,881             119,162
Other Income (Expense):
Interest income                                                    1,258                1,137               1,771
Other, net                                                         2,710               (4,126)             (1,357)
------------------------------------------------------------------------------------------------------------------
Earnings Before Interest and Income Taxes                        121,227              116,892             119,576
------------------------------------------------------------------------------------------------------------------
Interest and Other:
Interest expense, net                                             25,034               28,085              26,861
Distributions on preferred securities of subsidiary                6,477                6,200               6,200
------------------------------------------------------------------------------------------------------------------
Total interest charges and other, net                             31,511               34,285              33,061
------------------------------------------------------------------------------------------------------------------
Earnings Before Income Taxes                                      89,716               82,607              86,515
Income taxes (Note 7)                                             31,260               30,530              32,631
------------------------------------------------------------------------------------------------------------------
Earnings Before Cumulative Effect of                              58,456               52,077              53,884
   Accounting Change
Cumulative effect of accounting change--
  less income taxes of $42 thousand                                   68                    -                   -
------------------------------------------------------------------------------------------------------------------
Net Income                                                        58,524               52,077              53,884
Dividends on Preferred Stock                                         217                  234                 217
------------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                   $ 58,307             $ 51,843            $ 53,667
==================================================================================================================
The accompanying notes are an integral part of these statements.


STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2001, 2000, and 1999
Gulf Power Company 2001 Annual Report

------------------------------------------------------------------------------------------------------------------------
                                                                          2001                 2000                1999
------------------------------------------------------------------------------------------------------------------------
                                                                                    (in thousands)
Operating Activities:
Net income                                                           $  58,524            $  52,077           $  53,884
Adjustments to reconcile net income
 to net cash provided from operating activities --
      Depreciation and amortization                                     72,320               69,915              68,721
      Deferred income taxes, net                                         3,394              (12,516)             (6,609)
      Other, net                                                        (1,804)              10,686               3,735
      Changes in certain current assets and liabilities --
        Receivables, net                                                15,991              (20,212)            (10,484)
        Fossil fuel stock                                              (30,887)              13,101              (5,656)
        Materials and supplies                                             176                1,055              (2,063)
        Accounts payable                                               (14,492)              15,924              (2,023)
        Provision for rate refund                                        1,530                7,203                   -
        Other                                                          (31,249)              12,521               7,030
------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                             73,503              149,754             106,535
------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                              (274,668)             (95,807)            (69,798)
Other                                                                    5,290               (4,432)             (8,856)
------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                (269,378)            (100,239)            (78,654)
------------------------------------------------------------------------------------------------------------------------
Financing Activities:
Increase (decrease) in notes payable, net                               44,311              (12,000)             23,500
Proceeds --
    Other long-term debt                                               135,000                    -              50,000
    Preferred securities                                                30,000                    -                   -
    Capital contributions from parent company                           72,484               12,222               2,294
Retirements --
    First mortgage bonds                                               (30,000)                   -                   -
    Other long-term debt                                                  (862)              (1,853)            (27,074)
    Preferred stock                                                          -                    -                   -
Payment of preferred stock dividends                                      (217)                (234)               (271)
Payment of common stock dividends                                      (53,275)             (59,000)            (61,300)
Other                                                                   (3,703)                 (22)               (246)
------------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                 193,738              (60,887)            (13,097)
------------------------------------------------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                                 (2,137)             (11,372)             14,784
Cash and Cash Equivalents at Beginning of Period                         4,381               15,753                 969
------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                            $  2,244            $   4,381           $  15,753
========================================================================================================================
Supplemental Cash Flow Information:
Cash paid during the period for --
    Interest (net of amount capitalized)                               $30,813              $32,277             $27,670
    Income taxes (net of refunds)                                       33,349               42,252              29,462
------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these statements.


BALANCE SHEETS
At December 31, 2001 and 2000
Gulf Power Company 2001 Annual Report

-------------------------------------------------------------------------------------------------------------
Assets                                                                         2001                     2000
-------------------------------------------------------------------------------------------------------------
                                                                                      (in thousands)
Current Assets:
Cash and cash equivalents                                                   $ 2,244                  $ 4,381
Receivables --
  Customer accounts receivable                                               64,113                   69,820
  Other accounts and notes receivable                                         4,316                    2,179
  Affiliated companies                                                        2,689                   15,026
  Accumulated provision for uncollectible accounts                           (1,342)                  (1,302)
Fossil fuel stock, at average cost                                           47,655                   16,768
Materials and supplies, at average cost                                      28,857                   29,033
Regulatory clauses under recovery                                            24,912                    2,112
Other                                                                        12,662                    6,543
-------------------------------------------------------------------------------------------------------------
Total current assets                                                        186,106                  144,560
-------------------------------------------------------------------------------------------------------------
Property, Plant, and Equipment:
In service                                                                1,951,512                1,892,023
Less accumulated provision for depreciation                                 912,581                  867,260
-------------------------------------------------------------------------------------------------------------
                                                                          1,038,931                1,024,763
Construction work in progress                                               264,525                   71,008
-------------------------------------------------------------------------------------------------------------
Total property, plant, and equipment                                      1,303,456                1,095,771
-------------------------------------------------------------------------------------------------------------
Other Property and Investments                                                7,049                    4,510
-------------------------------------------------------------------------------------------------------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes (Note 7)                            16,766                   15,963
Prepaid pension costs (Note 2)                                               26,364                   20,058
Debt expense, being amortized                                                 3,036                    2,392
Premium on reacquired debt, being amortized                                  14,518                   15,866
Other                                                                        12,222                   12,944
-------------------------------------------------------------------------------------------------------------
Total deferred charges and other assets                                      72,906                   67,223
-------------------------------------------------------------------------------------------------------------
Total Assets                                                             $1,569,517               $1,312,064
=============================================================================================================
The accompanying notes are an integral part of these balance sheets.


BALANCE SHEETS
At December 31, 2001 and 2000
Gulf Power Company 2001 Annual Report

--------------------------------------------------------------------------------------------------------------
Liabilities and Stockholder's Equity                                            2001                     2000
--------------------------------------------------------------------------------------------------------------
                                                                                       (in thousands)
Current Liabilities:
Notes payable                                                               $ 87,311                 $ 43,000
Accounts payable --
  Affiliated                                                                  18,202                   17,558
  Other                                                                       38,308                   38,153
Customer deposits                                                             14,506                   13,474
Taxes accrued --
  Income taxes                                                                 8,162                    3,864
  Other                                                                        8,053                    8,749
Interest accrued                                                               8,305                    8,324
Provision for rate refund                                                      1,530                    7,203
Vacation pay accrued                                                           4,725                    4,512
Regulatory clauses over recovery                                               3,719                    6,848
Other                                                                          6,528                    1,584
--------------------------------------------------------------------------------------------------------------
Total current liabilities                                                    199,349                  153,269
--------------------------------------------------------------------------------------------------------------
Long-term debt (See accompanying statements)                                 467,784                  365,993
--------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes (Note 7)                                   161,968                  155,074
Deferred credits related to income taxes (Note 7)                             28,293                   38,255
Accumulated deferred investment tax credits                                   24,056                   25,792
Employee benefits provisions                                                  37,892                   31,075
Other                                                                         26,045                   25,992
--------------------------------------------------------------------------------------------------------------
Total deferred credits and other liabilities                                 278,254                  276,188
--------------------------------------------------------------------------------------------------------------
Company obligated mandatorily redeemable preferred
  securities of subsidiary trusts holding company junior
  subordinated notes (See accompanying statements)                           115,000                   85,000
--------------------------------------------------------------------------------------------------------------
Preferred stock (See accompanying statements)                                  4,236                    4,236
--------------------------------------------------------------------------------------------------------------
Common stockholder's equity (See accompanying statements)                    504,894                  427,378
--------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholder's Equity                                $1,569,517               $1,312,064
==============================================================================================================
The accompanying notes are an integral part of these balance sheets.

STATEMENTS OF CAPITALIZATION
At December 31, 2001 and 2000
Gulf Power Company 2001 Annual Report

-----------------------------------------------------------------------------------------------------------------------------
                                                                    2001             2000              2001           2000
-----------------------------------------------------------------------------------------------------------------------------
                                                                         (in thousands)               (percent of total)
Long Term Debt:
First mortgage bonds --
       Maturity                           Interest Rates
       ---------                          --------------
       July 1, 2003                       6.125%                 $     -         $ 30,000
       November 1, 2006                   6.50%                   25,000           25,000
       January 1, 2026                    6.875%                  30,000           30,000
-----------------------------------------------------------------------------------------------------------------------------
Total first mortgage bonds                                        55,000           85,000
-----------------------------------------------------------------------------------------------------------------------------
Long-term notes payable --
  4.69% due August 1, 2003                                        60,000                -
  7.05% due August 15, 2004                                       50,000           50,000
  6.10% due September 30, 2016                                    75,000                -
  7.50% due June 30, 2037                                         20,000           20,000
  6.70% due June 30, 2038                                         47,211           48,073
-----------------------------------------------------------------------------------------------------------------------------
Total long-term notes payable                                    252,211          118,073
-----------------------------------------------------------------------------------------------------------------------------
Other long-term debt --
      Pollution control revenue bonds --
        Collateralized:
         5.25% to 6.30% due 2006-2026                            108,700          108,700
        Non-collateralized:
         Variable rates (1.75% to 1.95% at 1/1/02)
          due 2022-2024                                           60,930           60,930
-----------------------------------------------------------------------------------------------------------------------------
Total other long-term debt                                       169,630          169,630
-----------------------------------------------------------------------------------------------------------------------------
Unamortized debt premium (discount), net                          (9,057)          (6,710)
-----------------------------------------------------------------------------------------------------------------------------
Total long-term debt (annual interest
  requirement -- $29.2 million)                                  467,784          365,993             42.9%            41.5%
-----------------------------------------------------------------------------------------------------------------------------
Cumulative Preferred Stock:
$100 par value, 4.64% to 5.44%                                     4,236            4,236
-----------------------------------------------------------------------------------------------------------------------------
Total (annual dividend requirement -- $0.2 million)                4,236            4,236              0.4%             0.5%
-----------------------------------------------------------------------------------------------------------------------------
Company Obligated Mandatorily
  Redeemable Preferred Securities:
$25 liquidation value --
  7.00%                                                           45,000           45,000
  7.38%                                                           30,000                -
  7.63%                                                           40,000           40,000
-----------------------------------------------------------------------------------------------------------------------------
Total (annual distribution requirement -- $8.4 million)          115,000           85,000             10.5%             9.6%
-----------------------------------------------------------------------------------------------------------------------------
Common Stockholder's Equity:
Common stock, without par value --
  Authorized and outstanding -
   992,717 shares in 2001 and 2000                                38,060           38,060
  Paid-in capital                                                305,960          233,476
  Premium on preferred stock                                          12               12
Retained earnings                                                160,862          155,830
-----------------------------------------------------------------------------------------------------------------------------
Total common stockholder's equity                                504,894          427,378             46.2%            48.4%
-----------------------------------------------------------------------------------------------------------------------------
Total Capitalization                                          $1,091,914         $882,607            100.0%           100.0%
=============================================================================================================================
The accompanying notes are an integral part of these statements.

STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
For the Years Ended December 31, 2001, 2000, and 1999
Gulf Power Company 2001 Annual Report

-----------------------------------------------------------------------------------------------------------------------------

                                                                                 Premium on
                                                     Common         Paid-In       Preferred        Retained
                                                      Stock         Capital         Stock          Earnings           Total
-----------------------------------------------------------------------------------------------------------------------------
                                                                               (in thousands)

Balance at January 1, 1999                            $38,060        $218,960           $12        $170,620         $427,652
Net income after dividends on preferred stock               -               -             -          53,667           53,667
Capital contributions from parent company                   -           2,294             -               -            2,294
Cash dividends on common stock                              -               -             -         (51,300)         (51,300)
Other                                                       -               -             -         (10,000)         (10,000)
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                           38,060         221,254            12         162,987          422,313
Net income after dividends on preferred stock               -               -             -          51,843           51,843
Capital contributions from parent company                   -          12,222             -               -           12,222
Cash dividends on common stock                              -               -             -         (59,000)         (59,000)
Balance at December 31, 2000                           38,060         233,476            12         155,830          427,378
-----------------------------------------------------------------------------------------------------------------------------
Net income after dividends on preferred stock               -               -             -          58,307           58,307
Capital contributions from parent company                   -          72,484             -               -           72,484
Cash dividends on common stock                              -               -             -         (53,275)         (53,275)
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                          $38,060        $305,960           $12        $160,862         $504,894
=============================================================================================================================
The accompanying notes are an integral part of these statements.


NOTES TO FINANCIAL STATEMENTS
Gulf Power Company 2001 Annual Report

1.  SUMMARY OF SIGNIFICANT ACCOUNTING
    POLICIES

General

Gulf Power Company (Company) is a wholly owned subsidiary of Southern Company, which is the parent company of five operating companies, a system service company (SCS), Southern Communications Services (Southern LINC), Southern Nuclear Operating Company (Southern Nuclear), Southern Power Company (Southern Power), and other direct and indirect subsidiaries. The operating companies -- Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Savannah Electric -- provide electric service in four southeastern states. Contracts among the operating companies -- related to jointly owned generating facilities, interconnecting transmission lines, and the exchange of electric power -- are regulated by the Federal Energy Regulatory Commission (FERC) and/or the Securities and Exchange Commission. SCS provides, at cost, specialized services to Southern Company and subsidiary companies. Southern LINC provides digital wireless communications services to the operating companies and also markets these services to the public within the Southeast. Southern Nuclear provides services to Southern Company's nuclear power plants. Southern Power was established in 2001 to construct, own, and manage Southern Company's competitive generation assets and sell electricity at market-based rates in the wholesale market.

   Southern Company is registered as a holding company under the Public Utility Holding Company Act of 1935 (PUHCA). Both Southern Company and its subsidiaries are subject to the regulatory provisions of the PUHCA. The Company is also subject to regulation by the FERC and the Florida Public Service Commission
(FPSC). The Company follows accounting principles generally accepted in the United States and complies with the accounting policies and practices prescribed by the FPSC and the FERC. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates, and the actual results may differ from those estimates.

   Certain prior years' data presented in the financial statements have been reclassified to conform with current year presentation.

Affiliate Transactions

The Company has an agreement with SCS under which the following services are rendered to the Company at cost: general and design engineering, purchasing, accounting and statistical, finance and treasury, tax, information resources, marketing, auditing, insurance and pension administration, human resources, systems and procedures, and other services with respect to business and operations and power pool operations. Costs for these services amounted to $45 million, $44 million, and $43 million during 2001, 2000, and 1999, respectively.

Regulatory Assets and Liabilities

The Company is subject to the provisions of Financial Accounting Standards Board
(FASB) Statement No. 71, Accounting for the Effects of Certain Types of Regulation. Regulatory assets represent probable future revenues to the Company associated with certain costs that are expected to be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are expected to be credited to customers through the ratemaking process. Regulatory assets and (liabilities) reflected in the Balance Sheets at December 31 relate to the following:

                                              2001          2000
                                        --------------------------
                                             (in thousands)
Deferred income tax charges               $ 16,766      $ 15,963
Deferred loss on reacquired
 debt                                       14,518        15,866
Environmental remediation                    7,163         7,638
Vacation pay                                 4,725         4,512
Accumulated provision for
   rate refunds                             (1,530)      (7,203)
Accumulated provision for
   property damage                         (13,565)       (8,731)
Deferred income tax credits                (28,293)      (38,255)
Other, net                                  (1,443)       (1,074)
------------------------------------------------------------------
Total                                     $ (1,659)     $(11,284)
==================================================================

   In the event that a portion of the Company's operations is no longer subject to the provisions of FASB Statement No. 71, the Company would be required to write off related regulatory assets and liabilities that are not specifically recoverable through regulated rates. In addition, the Company would be required to determine any impairment to other assets, including plant, and write down the assets, if impaired, to their fair value.

Gulf Power Company 2001 Annual Report


Revenues and Regulatory Cost Recovery Clauses

The Company currently operates as a vertically integrated utility providing electricity to retail customers within its service area located in northwest Florida and to wholesale customers in the Southeast.

   Revenues are recognized as services are rendered. Unbilled revenues are accrued at the end of each fiscal period.

   Fuel costs are expensed as the fuel is used. The Company's retail electric rates include provisions to annually adjust billings for fluctuations in fuel costs, the energy component of purchased power costs, and certain other costs. The Company also has similar retail cost recovery clauses for energy conservation costs, purchased power capacity costs, and environmental compliance costs. Revenues are adjusted monthly for differences between recoverable costs and amounts actually reflected in current rates.

   The Company has a diversified base of customers and no single customer or industry comprises 10 percent or more of revenues. For all periods presented, uncollectible accounts averaged significantly less than 1 percent of revenues.

Depreciation and Amortization

Depreciation of the original cost of plant in service is provided primarily by using composite straight-line rates, which approximated 3.7 percent in 2001 and
3.8 percent in both 2000, and 1999. When property subject to depreciation is retired or otherwise disposed of in the normal course of business, its cost -- together with the cost of removal, less salvage -- is charged to the accumulated provision for depreciation. Minor items of property included in the original cost of the plant are retired when the related property unit is retired. Also, the provision for depreciation expense includes an amount for the expected cost of removal of facilities.

Other Income

Other income consists principally of interest and dividend income, Allowance for Funds Used During Construction (AFUDC)-equity, and income or expenses on other non-regulated activities. In 2000 and 1999, the non-regulated activities included the results of the Company's merchandising operations, which were discontinued in the latter part of 2000.

Income Taxes

The Company uses the liability method of accounting for income taxes and provides deferred income taxes for all significant income tax temporary differences. Investment tax credits utilized are deferred and amortized to income over the average lives of the related property.

Property, Plant, and Equipment

Property, plant, and equipment is stated at original cost. Original cost includes: materials; labor; minor items of property; appropriate administrative and general costs; payroll-related costs such as taxes, pensions, and other benefits; and the estimated cost of funds used during construction. The cost of maintenance, repairs, and replacement of minor items of property is charged to maintenance expense. The cost of replacements of property (exclusive of minor items of property) is charged to utility plant.

Impairment of Long-Lived Assets and Intangibles

The Company evaluates long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is based on an estimate of undiscounted future cash flows attributable to the assets, as compared to the carrying value of the assets. If an impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value of the assets and recording a provision for loss if the carrying value is greater than the fair value. For assets identified as held for sale, the carrying value is compared to the estimated fair value less the cost to sell in order to determine if an impairment provision is required. Until the assets are disposed of, their estimated fair value is re-evaluated when circumstances or events change.

Cash and Cash Equivalents

Temporary cash investments are considered cash equivalents. Temporary cash investments are securities with original maturities of 90 days or less.

Financial Instruments

Effective January 2001, the Company adopted FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The impact on net income was immaterial.

Gulf Power Company 2001 Annual Report


   The Company uses derivative financial instruments to hedge exposures to fluctuations in interest rates, and certain commodity prices. Gains and losses on qualifying hedges are deferred and recognized either in income or as an adjustment to the carrying amount of the hedged item when the transaction occurs.

   The Company is exposed to losses related to financial instruments in the event of counterparties' nonperformance. The Company has established controls to determine and monitor the creditworthiness of counterparties in order to mitigate the Company's exposure to counterparty credit risk.

   The Company and its affiliates, through SCS acting as their agent, enters into commodity related forward and option contracts to limit exposure to changing prices on certain fuel purchases and electricity purchases and sales. Substantially all of the Company's bulk energy purchases and sales contracts meet the definition of a derivative under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. In many cases, these fuel and electricity contracts qualify for normal purchase and sale exceptions under Statement No. 133 and are accounted for under the accrual method. Other contracts qualify as cash flow hedges of anticipated transactions, resulting in the deferral of related gains and losses, and are recorded in other comprehensive income until the hedged transactions occur. Any ineffectiveness is recognized currently in net income. Contracts that do not qualify for the normal purchase and sale exception and that do not meet the hedge requirements are marked to market through current period income.

   Other financial instruments for which the carrying amount did not equal fair value at December 31 were as follows:

                                       Carrying          Fair
                                         Amount         Value
                                   ---------------------------
                                          (in thousands)
Long-term debt:
   At December 31, 2001                $467,784      $474,911
   At December 31, 2000                $365,993      $364,697
Capital trust preferred
securities:
   At December 31, 2001                $115,000      $114,898
   At December 31, 2000                 $85,000       $80,988
--------------------------------------------------------------

   The fair values for long-term debt and preferred securities were based on either closing market prices or closing prices of comparable instruments.

Materials and Supplies

Generally, materials and supplies include the cost of transmission, distribution, and generating plant materials. Materials are charged to inventory when purchased and then expensed or capitalized to plant, as appropriate, when installed.

Provision for Injuries and Damages

The Company is subject to claims and suits arising in the ordinary course of business. As permitted by regulatory authorities, the Company provides for the uninsured costs of injuries and damages by charges to income amounting to $1.2 million annually. The expense of settling claims is charged to the provision to the extent available. The accumulated provision of $1.3 million and $1.2 million at December 31, 2001 and 2000, respectively, is included in other current liabilities in the accompanying Balance Sheets.

Provision for Property Damage

The Company provides for the cost of repairing damages from major storms and other uninsured property damages. This includes the full cost of major storms and other damages to its transmission and distribution lines and the cost of uninsured damages to its generation and other property. The expense of such damages is charged to the provision account. At December 31, 2001 and 2000, the accumulated provision for property damage was $13.6 million and $8.7 million, respectively. The FPSC approved annual accrual to the accumulated provision for property damage is $3.5 million, with a target level for the accumulated provision account between $25.1 and $36.0 million. The FPSC has also given the Company the flexibility to increase its annual accrual amount above $3.5 million at the Company's discretion. The Company accrued $4.5 million in 2001, $3.5 million in 2000, and $5.5 million in 1999 to the accumulated provision for property damage. The Company had a net credit of $(0.3) million to the provision account in 2001 related to insurance proceeds that exceeded actual claims. In 2000 and 1999, the Company charged $0.3 million and $1.6 million, respectively, to the provision account.

2.  RETIREMENT BENEFITS

The Company has a defined benefit, trusteed, non-contributory pension plan that covers substantially all regular employees. The Company provides certain medical care and life insurance benefits for retired employees. Substantially all employees may become eligible for these benefits when they retire. Trusts are

Gulf Power Company 2001 Annual Report


funded to the extent required by the Company's regulatory commissions. In late 2000, the Company adopted several pension and postretirement benefit plan changes that had the effect of increasing benefits to both current and future retirees. The measurement date for plan assets and obligations is September 30 for each year.

Pension Plan

Changes during the year in the projected benefit obligations and in the fair value of plan assets were as follows:
                                            Projected
                                       Benefit Obligations
                                    ---------------------------
                                          2001          2000
---------------------------------------------------------------
                                          (in thousands)
Balance at beginning of year           $153,214      $146,106
Service cost                              4,703         4,367
Interest cost                            11,644        10,695
Benefits paid                            (8,105)       (7,169)
Actuarial gain and
      employee transfers, net              (195)         (785)
Amendments                                7,997             -
Other                                        (7)            -
---------------------------------------------------------------
Balance at end of year                 $169,251      $153,214
===============================================================

                                           Plan Assets
                                     --------------------------
                                           2001          2000
---------------------------------------------------------------
                                            (in thousands)
Balance at beginning of year           $283,266       $241,485
Actual return on plan assets            (40,841)        43,833
Benefits paid                            (7,758)        (6,973)
Employee transfers                         (961)         4,921
---------------------------------------------------------------
Balance at end of year                 $233,706        $283,266
===============================================================

   The accrued pension costs recognized in the Balance Sheets were as follows:

                                           2001       2000
---------------------------------------------------------------
                                          (in thousands)
Funded status                          $ 64,455    $ 130,052
Unrecognized transition
    obligation                           (2,832)      (3,503)
Unrecognized prior
    service cost                         11,689        4,529
Unrecognized net gain                   (47,038)    (111,092)
4th quarter cash flow
    adjustment                               90           72
 ---------------------------------------------------------------
Prepaid asset recognized
      in the Balance Sheets            $ 26,364      $20,058
===============================================================

    Components of the pension plan's net periodic cost were as follows:

                                2001          2000           1999
-------------------------------------------------------------------
Service cost                $  4,703      $  4,367       $  4,556
Interest cost                 11,644        10,695          9,729
Expected return on
  plan assets                (19,312)      (17,504)       (15,968)
Recognized net gain           (3,072)       (2,582)          (234)
Net amortization                 165          (235)        (1,549)
-------------------------------------------------------------------
Net pension income          $ (5,872)     $ (5,259)      $ (3,466)
===================================================================

Postretirement Benefits

Changes during the year in the accumulated benefit obligations and in the fair value of plan assets were as follows:

                                           Accumulated
                                        Benefit Obligations
                                    ---------------------------
                                          2001           2000
---------------------------------------------------------------
                                          (in thousands)
Balance at beginning of year            $50,025       $48,010
Service cost                                983           896
Interest cost                             3,886         3,515
Benefits paid                            (1,823)       (1,462)
Amendments                                3,412             -
---------------------------------------------------------------
Actuarial gain                           (2,146)         (934)
---------------------------------------------------------------
Balance at end of year                  $54,337       $50,025
===============================================================

                                           Plan Assets
                                    ---------------------------
                                        2001          2000
---------------------------------------------------------------
                                          (in thousands)
Balance at beginning of year          $13,388       $11,196
Actual return on plan assets           (1,830)        2,079
Employer contributions                  1,897         1,575
Benefits paid                          (1,823)       (1,462)
---------------------------------------------------------------
Balance at end of year                $11,632       $13,388
===============================================================

    The accrued postretirement costs recognized in the Balance
Sheets were as follows:

                                       2001           2000
----------------------------------------------------------------
                                          (in thousands)
Funded status                         $(42,705)      $(36,638)
Unrecognized transition
      obligation                         4,012          4,368
Unrecognized prior
      service cost                       5,695          2,582
Unrecognized net loss                    1,235            496
Fourth quarter contributions               386            316
----------------------------------------------------------------
Accrued liability recognized
      in the Balance Sheets           $(31,377)      $(28,876)
================================================================

Gulf Power Company 2001 Annual Report


    Components of the postretirement plan's net periodic cost were as follows:

                                    2001       2000      1999
-----------------------------------------------------------------
Service cost                     $    983    $    896   $  1,087
Interest cost                       3,886       3,515      3,261
Expected return on
      plan assets                  (1,037)       (901)      (794)
Transition obligation                 356         355        356
Prior service cost                    299         159        159
Recognized net
 (gain)/loss                          (18)         13        264
-----------------------------------------------------------------
Net post-retirement cost         $  4,469    $  4,037   $  4,333
=================================================================

   The weighted average rates assumed in the actuarial calculations for both the pension plan and postretirement benefits plan were:

                                       2001       2000
----------------------------------------------------------
Discount                               7.50%      7.50%
Annual salary increase                 5.00%      5.00%
Long-term return on plan
assets                                 8.50%      8.50%
----------------------------------------------------------

    An additional assumption used in measuring the accumulated postretirement benefit obligations was a weighted average medical care cost trend rate of 9.25 percent for 2001, decreasing gradually to 5.25 percent through the year 2010, and remaining at that level thereafter.

    An annual increase or decrease in the assumed medical care cost trend rate of 1 percent would affect the accumulated benefit obligation and the service and interest cost components at December 31, 2001 as follows (in thousands):

                                     1 Percent     1 Percent
                                      Increase      Decrease
---------------------------------------------------------------
Benefit obligation                    $4,575           $3,985
Service and interest costs              $410             $351
===============================================================

Employee Savings Plan

The Company also sponsors a 401(k) defined contribution plan covering substantially all employees. The Company provides a 75 percent matching contribution up to 6 percent of an employee's base salary. Total matching contributions made to the plan for the years 2001, 2000, and 1999 were $2.3 million, $2.2 million, and $2.0 million, respectively.

3.   CONTINGENCIES AND REGULATORY
     MATTERS

General

The Company is subject to certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company's financial condition.

Environmental Cost Recovery

In 1993, the Florida Legislature adopted legislation for an Environmental Cost Recovery Clause (ECRC), which allows a utility to petition the FPSC for recovery of prudent environmental compliance costs that are not being recovered through base rates or any other recovery mechanism. Such environmental costs include operation and maintenance expense, emission allowance expense, depreciation, and a return on invested capital.

   In 1994, the FPSC approved the Company's initial petition under the ECRC for recovery of environmental costs. During 2001, 2000, and 1999, the Company recorded ECRC revenues of $10.0 million, $9.9 million, and $11.5 million, respectively.

   At December 31, 2001, the Company's liability for the estimated costs of environmental remediation projects for known sites was $7.2 million. These estimated costs are expected to be expended from 2002 through 2008. These projects have been approved by the FPSC for recovery through the ECRC discussed above. Therefore, the Company recorded $1.2 million in current assets and current liabilities and $6.0 million in deferred assets and deferred liabilities representing the future recoverability of these costs.

Environmental Litigation

On November 3, 1999, the Environmental Protection Agency (EPA) brought a civil action in the U.S. District Court against Alabama Power, Georgia Power, and SCS. The complaint alleges violations of the prevention of significant deterioration and new source review provisions of the Clean Air Act with respect to five coal-fired generating facilities in Alabama and Georgia. The civil action

Gulf Power Company 2001 Annual Report


requests penalties and injunctive relief, including an order requiring the installation of the best available control technology at the affected units. The Clean Air Act authorizes civil penalties of up to $27,500 per day, per violation at each generating unit. Prior to January 30, 1997, the penalty was $25,000 per day.

   The EPA concurrently issued to the integrated Southeast utilities a notice of violation related to 10 generating facilities, including the five facilities mentioned previously and the Company's Plants Crist and Scherer. See Note 5 under "Joint Ownership Agreements" related to the Company's ownership interest in Georgia Power's Plant Scherer Unit No. 3. In early 2000, the EPA filed a motion to amend its complaint to add the violations alleged in its notice of violation, and to add the Company, Mississippi Power, and Savannah Electric as defendants. The complaint and notice of violation are similar to those brought against and issued to several other electric utilities. These complaints and notices of violation allege that the utilities had failed to secure necessary permits or install additional pollution control equipment when performing maintenance and construction at coal burning plants constructed or under construction prior to 1978. On August 1, 2000, the U.S. District Court granted Alabama Power's motion to dismiss for lack of jurisdiction in Georgia and granted SCS's motion to dismiss on the grounds that it neither owned nor operated the generating units involved in the proceedings. The court directed the EPA to re-file its amended complaint limiting claims to those brought against Georgia Power and Savannah Electric. The EPA re-filed those claims as directed by the court. Also, the EPA re-filed its claims against Alabama Power in U.S. District Court in Alabama. It has not re-filed against the Company, Mississippi Power, or the system service company. The Alabama Power, Georgia Power, and Savannah Electric cases have been stayed since the spring of 2001, pending a ruling by the U.S. Court of Appeals for the Eleventh Circuit in the appeal of a very similar New Source Review enforcement action against the Tennessee Valley Authority (TVA). The TVA case involves many of the same legal issues raised by the actions against Alabama Power, Georgia Power, and Savannah Electric. Because the outcome of the TVA case could have a significant adverse impact on Alabama Power and Georgia Power, both companies are parties to that case as well. The U.S. District Court in Alabama has indicated that it will revisit the issue of a continued stay in April 2002. The U.S. District Court in Georgia is currently considering a motion by the EPA to reopen the Georgia case. Georgia Power and Savannah Electric have opposed that motion.

   The Company believes that it has complied with applicable laws and the EPA's regulations and interpretations in effect at the time the work in question took place.

   An adverse outcome of this matter could require substantial capital expenditures that cannot be determined at this time and possibly require payment of substantial penalties. This could affect future results of operations, cash flows, and possibly financial condition if such costs are not recovered through regulated rates.

Retail Revenue Sharing Plan

In early 1999, the FPSC staff and the Company became involved in discussions primarily related to reducing the Company's authorized rate of return. On October 1, 1999, the Office of Public Counsel, the Coalition for Equitable Rates, the Florida Industrial Power Users Group, and the Company jointly filed a petition to resolve the issues. The stipulation included a reduction to retail base rates of $10 million annually and provided for revenues to be shared within set ranges for 1999 through 2002. Customers receive two-thirds of any revenue within the sharing range and the Company retains one-third. Any revenue above this range is refunded to the customers. The stipulation also included authorization for the Company, at its discretion, to accrue up to an additional $5 million to the property insurance reserve and $1 million to amortize a regulatory asset related to the corporate office. The Company also filed a request to prospectively reduce its authorized return on equity (ROE) range from 11 to 13 percent to 10.5 to 12.5 percent in order to help ensure that the FPSC would approve the stipulation. The FPSC approved both the stipulation and the ROE request with an effective date of November 4, 1999.

   The Company's retail revenue range for sharing was $358 million to $374 million in calendar year 2001, and $352 million to $368 million in 2000, to be shared between the Company and its retail customers on the one-third/two-thirds basis. Actual retail revenues in 2001 were $360.3 million and $362.4 million in 2000. The Company recorded revenues subject to refund of $1.5 million in 2001 and $6.9 million in 2000. The estimated refund with interest was $0.03 million in 2001 and $0.3 million in 2000 and was reflected in customer billings in February 2002 and 2001 respectively. In addition to the refund, the Company amortized $1 million of the regulatory assets related to the corporate office in 2001 and 2000, and accrued an additional $1.0 million to the property insurance

Gulf Power Company 2001 Annual Report


reserve in 2001. For calendar year 2002, there are specified sharing ranges for each month from the expected in-service date of Smith Unit 3 until the end of the year. The sharing plan will expire at the earlier of the in-service date of Smith Unit 3 or December 31, 2002.

Retail Rate Case

On September 10, 2001, the Company filed a request with the FPSC for a base rate increase of approximately $70 million, the majority of which is needed to recover costs related to the Smith Unit 3 combined cycle facility currently under construction and scheduled to be placed in service by June 2002. Hearings are scheduled for February 25 through March 1, 2002 with a decision expected in early May 2002 and new rates effective June 6, 2002.

4. COMMITMENTS

Construction Program

The Company is engaged in a continuous construction program, the cost of which is currently estimated to total $103 million in 2002, $72 million in 2003, and $107 million in 2004. The construction program is subject to periodic review and revision, and actual construction costs may vary from the above estimates because of numerous factors. These factors include changes in business conditions; revised load growth estimates; changes in environmental regulations; increasing costs of labor, equipment, and materials; and cost of capital. At December 31, 2001, significant purchase commitments were outstanding in connection with the construction program. The Company has budgeted $24.3 million in 2002 as the remaining cost of a 574 megawatt combined cycle gas generating unit to be located in the eastern portion of its service area. The unit is expected to have an in-service date of June 2002. The Company's remaining construction program is related to maintaining and upgrading the transmission, distribution, and generating facilities.

Fuel Commitments

To supply a portion of the fuel requirements of its generating plants, the Company has entered into contract commitments for the procurement of fuel. In some cases, these contracts contain provisions for price escalations, minimum purchase levels, and other financial commitments. Total estimated obligations at December 31, 2001 were as follows:

   Year                                           Fuel
   ---------                                 ----------------
                                              (in millions)
   2002                                                 $140
   2003                                                  109
   2004                                                  112
   2005                                                  113
   2006                                                  115
   2007-2025                                             398
   ----------------------------------------------------------
   Total commitments                                    $987
   ==========================================================

   In addition, SCS acts as agent for the five operating companies and Southern Power with regard to natural gas purchases. Natural gas purchases (in dollars) are based on various indices at the actual time of delivery; therefore, only the volume commitments are firm. The Company's committed volumes are allocated based on usage projections as of December 31 as follows:

   Year                                        Natural Gas
   ---------                                 ----------------
                                                 (MMBtu)
   2002                                       14,194,988
   2003                                       28,377,592
   2004                                       15,071,438
   2005                                        6,913,093
   2006                                        4,187,658
   2007 and thereafter                         1,676,250
   ------------------------------------------------------
   Total commitments                          70,421,019
   ======================================================

   Additional commitments for fuel will be required in the future to supply the Company's fuel needs.

Lease Agreements

In 1989, the Company and Mississippi Power jointly entered into a twenty-two year operating lease agreement for the use of 495 aluminum railcars. In 1994, a second lease agreement for the use of 250 additional aluminum railcars was entered into for twenty-two years. Both of these leases are for the transportation of coal to Plant Daniel. At the end of each lease term, the Company has the option to purchase the 745 railcars at the greater of lease termination value or fair market value, or to renew the leases at the end of the lease term.

Gulf Power Company 2001 Annual Report


   The Company, as a joint owner of Plant Daniel, is responsible for one half of the lease costs. The lease costs are charged to fuel inventory and are allocated to fuel expense as the fuel is used. The Company's share of the lease costs charged to fuel inventories was $1.9 million in 2001 and $2.4 million in 2000. The annual amounts for 2002 through 2006 are expected to be $1.9 million, $1.9 million, $1.9 million, $2.0 million, and $2.0 million, respectively, and after 2006 are expected to total $11.7 million.

5.  JOINT OWNERSHIP AGREEMENTS

The Company and Mississippi Power jointly own Plant Daniel Unit No. 1 and Unit No. 2. Plant Daniel is a generating plant located in Jackson County, Mississippi. In accordance with the operating agreement, Mississippi Power acts as the Company's agent with respect to the construction, operation, and maintenance of these units.

   The Company and Georgia Power jointly own Plant Scherer Unit No. 3. Plant Scherer is a generating plant located near Forsyth, Georgia. In accordance with the operating agreement, Georgia Power acts as the Company's agent with respect to the construction, operation, and maintenance of the unit.

   The Company's pro rata share of expenses related to both plants is included in the corresponding operating expense accounts in the Statements of Income.

   At December 31, 2001, the Company's percentage ownership and its investment in these jointly owned facilities were as follows:

                                         Plant          Plant
                                        Scherer      Daniel Unit
                                       Unit No. 3     Nos. 1 & 2
                                      (coal-fired)   (coal-fired)
                                     -----------------------------
                                            (in thousands)
Plant In Service                       $184,901(1)    $228,278
Accumulated Depreciation                $73,684       $120,646
Construction Work in Progress           $1,556          $6,174

Nameplate Capacity (2)
   (megawatts)                             205             500
Ownership                                   25%             50%
------------------------------------------------------------------

(1)  Includes net plant acquisition adjustment.
(2)  Total megawatt nameplate capacity:
       Plant Scherer Unit No. 3:  818
       Plant Daniel Unit Nos. 1&2:  1,000

6.  LONG-TERM POWER SALES AGREEMENTS

The Company and the other operating affiliates have long-term contractual agreements for the sale of capacity to certain non-affiliated utilities located outside the system's service area. The unit power sales agreements are firm and pertain to capacity related to specific generating units. Because the energy is generally sold at cost under these agreements, profitability is primarily affected by revenues from capacity sales. The capacity revenues from these sales were $19.5 million in 2001, $20.3 million in 2000, and $19.8 million in 1999.

   Unit power from specific generating plants of Southern Company is currently being sold to Florida Power Corporation (FPC), Florida Power & Light Company (FP&L), and Jacksonville Electric Authority (JEA). Under these agreements, 210 megawatts of net dependable capacity were sold by the Company during 2001. Sales will remain close to that level, unless reduced by FP&L, FPC, and JEA with a minimum of three years notice, until the expiration of the contracts in 2010.

7.  INCOME TAXES

At December 31, 2001, the tax-related regulatory assets to be recovered from customers were $16.8 million. These assets are attributable to tax benefits flowed through to customers in prior years and to taxes applicable to capitalized allowance for funds used during construction. At December 31, 2001, the tax-related regulatory liabilities to be credited to customers were $28.3 million. These liabilities are attributable to deferred taxes previously recognized at rates higher than current enacted tax law and to unamortized investment tax credits.

   Details of the federal and state income tax provisions are as follows:

                                     2001       2000        1999
                                ----------------------------------
                                          (in thousands)
Total provision for income taxes:
Federal--
   Current                        $24,207    $37,250     $33,973
   Deferred                         2,568    (11,159)     (6,107)
                                   26,775     26,091      27,866
------------------------------------------------------------------
State--
   Current                          3,701      5,796       5,267
   Deferred                           826     (1,357)       (502)
                                    4,527      4,439       4,765
------------------------------------------------------------------
Total                             $31,302    $30,530     $32,631
==================================================================

Gulf Power Company 2001 Annual Report


   The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities, are as follows:

                                                2001            2000
                                          ---------------------------
                                                (in thousands)
Deferred tax liabilities:
   Accelerated depreciation                 $179,071        $172,646
   Other                                      27,328          14,262
---------------------------------------------------------------------
Total                                        206,399         186,908
---------------------------------------------------------------------
Deferred tax assets:
   Federal effect of state deferred taxes      9,009           8,703
   Postretirement benefits                     9,379           9,205
   Other                                      17,881          14,742
---------------------------------------------------------------------
Total                                         36,269          32,650
---------------------------------------------------------------------
Net deferred tax liabilities                 170,130         154,258
Less current portion, net                     (8,162)           (816)
---------------------------------------------------------------------
Accumulated deferred income
   taxes in the Balance Sheets              $161,968         $155,074
=====================================================================

   Deferred investment tax credits are amortized over the lives of the related property with such amortization normally applied as a credit to reduce depreciation and amortization in the Statements of Income. Credits amortized in this manner amounted to $1.7 million in 2001 and $1.9 million in each of 2000 and 1999. At December 31, 2001, all investment tax credits available to reduce federal income taxes payable had been utilized.

   A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                       2001     2000     1999
                                    ---------------------------
Federal statutory rate                   35%      35%      35%
State income tax,
   net of federal deduction               4        4        4
Non-deductible book
   depreciation                           1        1        1
Difference in prior years'
   deferred and current tax rate         (2)      (2)      (2)
Other, net                               (3)      (1)       -
---------------------------------------------------------------
Effective income tax rate                35%      37%      38%
===============================================================

   The Company and the other subsidiaries of Southern Company file a consolidated federal tax return. Under a joint consolidated income tax agreement, each subsidiary's current and deferred tax expense is computed on a stand-alone basis. In accordance with Internal Revenue Service regulations, each company is jointly and severally liable for the tax liability.

8.  CAPITALIZATION

Preferred Securities

In January 1997, Gulf Power Capital Trust I (Trust I), of which the Company owns all of the common securities, issued $40 million of 7.625 percent mandatorily redeemable preferred securities. Substantially all of the assets of Trust I are $41 million aggregate principal amount of the Company's 7.625 percent junior subordinated notes due December 31, 2036.

   In January 1998, Gulf Power Capital Trust II (Trust II), of which the Company owns all of the common securities, issued $45 million of 7.0 percent mandatorily redeemable preferred securities. Substantially all of the assets of Trust II are $46 million aggregate principal amount of the Company's 7.0 percent junior subordinated notes due December 31, 2037.

   In November 2001, Gulf Power Capital Trust III (Trust III), of which the Company owns all of the common securities, issued $30 million of 7.375 percent mandatorily redeemable preferred securities. Substantially all of the assets of Trust III are $31 million aggregate principal amount of the Company's 7.375 percent junior subordinated notes due September 30, 2041.

   The Company considers that the mechanisms and obligations relating to the preferred securities, taken together, constitute a full and unconditional guarantee by the Company of payment obligations with respect to the preferred securities of Trust I, Trust II, and Trust III. Trust I, Trust II, and Trust III are subsidiaries of the Company, and accordingly are consolidated in the Company's financial statements.

Securities Due Within One Year

At December 31, 2001, the Company had an improvement fund requirement of $550,000. The first mortgage bond improvement fund requirement amounts to 1 percent of each outstanding series of bonds authenticated under the indenture prior to January 1 of each year, other than those issued to collateralize pollution control revenue bond obligations. The requirement may be satisfied by depositing cash, reacquiring bonds, or by pledging additional property equal to 1 and 2/3 times the requirement.

   The sinking fund requirements of first mortgage bonds were satisfied by certifying property additions in 2001 and 2000. It is anticipated that the 2002

Gulf Power Company 2001 Annual Report


requirement will be satisfied by certifying property additions. Sinking fund requirements and/or maturities through 2006 applicable to long-term debt are as follows: none in 2002; $60.6 million in 2003; $50.6 million on 2004; none in 2005; and $37.6 million in 2006.

Dividend Restrictions

The Company's first mortgage bond indenture contains various common stock dividend restrictions, which remain in effect as long as the bonds are outstanding. At December 31, 2001, retained earnings of $127 million were restricted against the payment of cash dividends on common stock under the terms of the mortgage indenture.

Bank Credit Arrangements

At December 31, 2001, the Company had $41.5 million of lines of credit with banks subject to renewal June 1 of each year, of which $41.5 million remained unused. In addition, the Company has two unused committed lines of credit totaling $61.9 million that were established for liquidity support of its variable rate pollution control bonds. In connection with these credit lines, the Company has agreed to pay commitment fees and/or to maintain compensating balances with the banks. The compensating balances, which represent substantially all of the cash of the Company except for daily working funds and like items, are not legally restricted from withdrawal.

   The Company borrows through commercial paper programs that have the liquidity support of committed bank credit arrangements. In addition, the Company from time to time borrows under uncommitted lines of credit with banks. The amount of commercial paper outstanding at December 31, 2001 was $37.4 million.

   In addition, the Company has bid-loan facilities with five major money center banks that total $110 million, of which $50 million was committed at December 31, 2001.

Assets Subject to Lien

The Company's mortgage, which secures the first mortgage bonds issued by the Company, constitutes a direct first lien on substantially all of the Company's fixed property and franchises.

9.  QUARTERLY FINANCIAL DATA (Unaudited)

Summarized quarterly financial data for 2001 and 2000 are as follows:

                                                         Net Income
                                                    After Dividends
                         Operating     Operating       on Preferred
Quarter Ended             Revenues        Income              Stock
--------------------------------------------------------------------
                                     (in thousands)
March 2001                $165,029       $24,785            $10,196
June 2001                  180,430        30,702             14,770
September 2001             226,616        45,504             26,657
December 2001              153,128        16,268              6,684

March 2000                $138,498       $16,007             $4,653
June 2000                  182,120        30,505             12,927
September 2000             232,533        52,614             26,438
December 2000              161,168        20,755              7,825
--------------------------------------------------------------------

   The Company's business is influenced by seasonal weather conditions and the timing of rate changes, among other factors.

SELECTED FINANCIAL AND OPERATING DATA 1997-2001
Gulf Power Company 2001 Annual Report


---------------------------------------------------------------------------------------------------------------------------------
                                                            2001            2000            1999            1998            1997
---------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                       $725,203        $714,319        $674,099        $650,518        $625,856
Net Income after Dividends
  on Preferred Stock (in thousands)                      $58,307         $51,843         $53,667         $56,521         $57,610
Cash Dividends
on Common Stock (in thousands)                           $53,275         $59,000         $61,300         $57,200         $64,600
Return on Average Common Equity (percent)                  12.51           12.20           12.63           13.20           13.33
Total Assets (in thousands)                           $1,569,517      $1,312,064      $1,308,495      $1,267,901      $1,265,612
Gross Property Additions (in thousands)                 $274,668         $95,807         $69,798         $69,731         $54,289
---------------------------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                     $504,894        $427,378        $422,313        $427,652        $428,718
Preferred stock                                            4,236           4,236           4,236           4,236          13,691
Company obligated mandatorily
  redeemable preferred securities                        115,000          85,000          85,000          85,000          40,000
Long-term debt                                           467,784         365,993         367,449         317,341         296,993
---------------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)         $1,091,914        $882,607        $878,998        $834,229        $779,402
=================================================================================================================================
Capitalization Ratios (percent):
Common stock equity                                         46.2            48.4            48.0            51.3            55.0
Preferred stock                                              0.4             0.5             0.5             0.5             1.8
Company obligated mandatorily
  redeemable preferred securities                           10.5             9.6             9.7            10.2             5.1
Long-term debt                                              42.9            41.5            41.8            38.0            38.1
---------------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)              100.0           100.0           100.0           100.0           100.0
=================================================================================================================================
Security Ratings:
First Mortgage Bonds -
   Moody's                                                    A1              A1              A1              A1              A1
   Standard and Poor's                                        A+              A+             AA-             AA-             AA-
   Fitch                                                      A+             AA-             AA-             AA-             AA-
Preferred Stock -
   Moody's                                                  Baa1              a2              a2              a2              a2
   Standard and Poor's                                      BBB+            BBB+              A-               A               A
   Fitch                                                      A-               A               A              A+              A+
Unsecured Long-Term Debt -
   Moody's                                                    A2              A2              A2              A2              A2
   Standard and Poor's                                         A               A               A               A               A
   Fitch                                                       A              A+              A+              A+              A+
=================================================================================================================================
Customers (year-end):
Residential                                              327,128         321,731         315,240         307,077         300,257
Commercial                                                48,654          47,666          47,728          46,370          44,589
Industrial                                                   270             280             267             257             267
Other                                                        468             442             316             268             264
---------------------------------------------------------------------------------------------------------------------------------
Total                                                    376,520         370,119         363,551         353,972         345,377
=================================================================================================================================
Employees (year-end):                                      1,309           1,327           1,339           1,328           1,328
---------------------------------------------------------------------------------------------------------------------------------

SELECTED FINANCIAL AND OPERATING DATA 1997-2001 (continued)
Gulf Power Company 2001 Annual Report


--------------------------------------------------------------------------------------------------------------------------------
                                                           2001            2000            1999            1998            1997
--------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                           $ 313,165        $302,210       $ 279,238       $ 279,621       $ 276,924
Commercial                                              188,759         177,047         167,305         163,207         163,751
Industrial                                               81,719          74,095          68,222          71,119          77,045
Other                                                       948          (4,712)          2,184           2,113           2,077
--------------------------------------------------------------------------------------------------------------------------------
Total retail                                            584,591         548,640         516,949         516,060         519,797
Sales for resale  - non-affiliates                       82,252          66,890          62,354          61,893          63,697
Sales for resale  - affiliates                           27,256          66,995          66,110          42,642          16,760
--------------------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                694,099         682,525         645,413         620,595         600,254
Other revenues                                           31,104          31,794          28,686          29,923          25,602
--------------------------------------------------------------------------------------------------------------------------------
Total                                                  $725,203        $714,319        $674,099        $650,518        $625,856
================================================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                           4,716,404       4,790,038       4,471,118       4,437,558       4,119,492
Commercial                                            3,417,427       3,379,449       3,222,532       3,111,933       2,897,887
Industrial                                            2,018,206       1,924,749       1,846,237       1,833,575       1,903,050
Other                                                    21,208          18,730          19,296          18,952          18,101
--------------------------------------------------------------------------------------------------------------------------------
Total retail                                         10,173,245      10,112,966       9,559,183       9,402,018       8,938,530
Sales for resale  - non-affiliates                    2,093,203       1,705,486       1,561,972       1,341,990       1,531,179
Sales for resale  - affiliates                          962,892       1,916,526       2,511,983       1,758,150         848,135
--------------------------------------------------------------------------------------------------------------------------------
Total                                                13,229,340      13,734,978      13,633,138      12,502,158      11,317,844
================================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                6.64            6.31            6.25            6.30            6.72
Commercial                                                 5.52            5.24            5.19            5.24            5.65
Industrial                                                 4.05            3.85            3.70            3.88            4.05
Total retail                                               5.75            5.43            5.41            5.49            5.82
Sales for resale                                           3.58            3.70            3.15            3.37            3.38
Total sales                                                5.25            4.97            4.73            4.96            5.30
Residential Average Annual
  Kilowatt-Hour Use Per Customer                         14,497          14,992          14,318          14,577          13,894
Residential Average Annual
  Revenue Per Customer                                  $962.57         $945.87         $894.18         $918.56         $933.99
Plant Nameplate Capacity
Ratings (year-end) (megawatts)                            2,188           2,188           2,188           2,188           2,174
Maximum Peak-Hour Demand (megawatts):
Winter                                                    2,106           2,154           2,085           2,040           1,844
Summer                                                    2,223           2,285           2,161           2,146           2,032
Annual Load Factor (percent)                               57.5            55.4            55.2            55.3            55.5
Plant Availability Fossil-Steam (percent):                 90.1            85.2            87.2            87.6            91.0
--------------------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                       81.2            87.8            89.8            89.2            87.1
Oil and gas                                                 1.0             1.6             2.5             2.0             0.4
Purchased power -
  From non-affiliates                                       6.5             7.6             5.9             5.5             3.5
  From affiliates                                          11.3             3.0             1.8             3.3             9.0
--------------------------------------------------------------------------------------------------------------------------------
Total                                                     100.0           100.0           100.0           100.0           100.0
================================================================================================================================

                           MISSISSIPPI POWER COMPANY
                               FINANCIAL SECTION

MANAGEMENT'S REPORT
Mississippi Power Company 2001 Annual Report


The management of Mississippi Power Company has prepared -- and is responsible for -- the financial statements and related information included in this report. These statements were prepared in accordance with accounting principles generally accepted in the United States and necessarily include amounts that are based on the best estimates and judgments of management. Financial information throughout this annual report is consistent with the financial statements.

    The Company maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that the accounting records reflect only authorized transactions of the Company. Limitations exist in any system of internal controls, however, based on a recognition that the cost of the system should not exceed its benefits. The Company believes its system of internal accounting controls maintains an appropriate cost/benefit relationship.

    The Company's system of internal accounting controls is evaluated on an ongoing basis by the Company's internal audit staff. The Company's independent public accountants also consider certain elements of the internal control system in order to determine their auditing procedures for the purpose of expressing an opinion on the financial statements.

    The audit committee of the board of directors, composed of four independent directors, provides a broad overview of management's financial reporting and control functions. Periodically, this committee meets with management, the internal auditors, and the independent public accountants to ensure that these groups are fulfilling their obligations and to discuss auditing, internal controls, and financial reporting matters. The internal auditors and independent public accountants have access to the members of the audit committee at any time.

    Management believes that its policies and procedures provide reasonable assurance that the Company's operations are conducted according to a high standard of business ethics.

    In management's opinion, the financial statements present fairly, in all material respects, the financial position, results of operations, and cash flows of Mississippi Power Company in conformity with accounting principles generally accepted in the United States.




/s/Michael D. Garrett
Michael D. Garrett
President and Chief Executive Officer


/s/Michael W. Southern
Michael W. Southern
Vice President, Treasurer and
Chief Financial Officer

February 13, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANT


To Mississippi Power Company:

We have audited the accompanying balance sheets and statements of capitalization of Mississippi Power Company (a Mississippi corporation and a wholly owned subsidiary of Southern Company) as of December 31, 2001 and 2000, and the related statements of income, common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements (pages II-160 through II-176) referred to above present fairly, in all material respects, the financial position of Mississippi Power Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

    As explained in Note 1 to the financial statements, effective January 1, 2001, Mississippi Power Company changed its method of accounting for derivative instruments and hedging activities.




/s/Arthur Andersen LLP
Atlanta, Georgia
February 13, 2002

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Mississippi Power Company 2001 Annual Report


RESULTS OF OPERATIONS

Earnings

Mississippi Power Company's 2001 net income after dividends on preferred stock of $63.9 million increased $8.9 million over 2000 earnings of $55.0 million, which were $0.2 million more than 1999 earnings of $54.8 million. Net income for 2001 was higher due to additional sales for resale primarily attributable to the commercial operation of the new Plant Daniel Combined Cycle Units 3 and 4 and lower interest expense.

Revenues

Operating revenues for the Company in 2001 and the changes from the prior year are as follows:
                                            Increase (Decrease)
                              Amount          From Prior Year
                              ------         ----------------
                               2001          2001          2000
                            ---------------------------------------
                                         (in thousands)
  Retail --
    Base Revenues             $284,255    $  (3,000)     $  (4,343)
    Fuel cost recovery
      and other                204,898       (6,398)        33,460
  -----------------------------------------------------------------
  Total retail                 489,153       (9,398)        29,117
  -----------------------------------------------------------------
  Sales for resale --
    Non-affiliates             204,623        58,692         14,927
    Affiliates                  85,652        57,737          8,469
  -----------------------------------------------------------------
  Total sales for resale       290,275       116,429         23,396
  Other operating
     revenues                   16,637         1,432          2,085
  -----------------------------------------------------------------
  Operating revenues          $796,065      $108,463       $ 54,598

  =================================================================
  Percent change                               15.8%          8.6%
  -----------------------------------------------------------------

    Total retail revenues for 2001 decreased approximately 1.9 percent when compared to 2000. The decrease resulted primarily from lower energy sales to residential, commercial, and industrial customers as a result of mild weather and a slowdown in manufacturing activity in the Company's service territory. Retail revenues for 2000 reflected a 6.2 percent increase over the prior year due to the continued growth in the service area, increased fuel revenues, and a positive weather impact.

    Fuel revenues generally represent the direct recovery of fuel expense including purchased power. Therefore, changes in recoverable fuel expenses are offset with corresponding changes in fuel revenues and have no effect on net income.

    Sales for resale to non-affiliates are influenced by those utilities' own customer demand, plant availability, and the cost of their predominant fuels. Included in sales for resale to non-affiliates are revenues from rural electric cooperative associations and municipalities located in southeastern Mississippi. Energy sales to these customers decreased 3.7 percent in 2001 and increased 10.9 percent in 2000, with the related revenues decreasing 2.4 percent and rising
10.8 percent, respectively. The customer demand experienced by these utilities is determined by factors very similar to those of the Company. Revenues from other sales outside the service area increased in 2001 when compared to 2000 as a result of a new long term contract made possible by the commercial operation of Plant Daniel Units 3 and 4.

    Energy sales to affiliated companies within the Southern Company electric system, as well as purchases, will vary from year to year depending on demand and the availability and cost of generating resources at each company. These sales do not have a significant impact on earnings.

    Below is a breakdown of kilowatt-hour sales for 2001 and the percent change for the last two years:

                           2001               Percent Change
                       -------------    ---------------------------
                            KWH              2001         2000
                        (in millions)   ---------------------------
 Residential               2,163            (5.4)%         1.7%
 Commercial                2,841            (1.5)          1.3
 Industrial                4,276            (2.3)         (0.7)
 Other                        40            (0.3)          2.5
                       -------------
 Total retail              9,320            (2.8)          0.5
 Sales for
    Resale --
     Non-affiliates        5,011            36.4          12.9
     Affiliates            2,953           552.3         (16.2)
                       -------------
 Total                    17,284            26.0           2.8
 ==================================================================

    Residential sales decreased 5.4 percent due to unusually mild weather in the Company's service area. Commercial sales decreased 1.5 percent and industrial sales fell 2.3 percent due to an economic slowdown. Total retail kilowatt-hour sales increased slightly in 2000. This increase primarily resulted from the continued growth in the service area, increased tourism, and the positive impact of weather. Kilowatt-hour sales from outside the service area increased in 2001 when compared to 2000 as a result of a new contract made possible by the

Mississippi Power Company 2001 Annual Report


commercial operation of Plant Daniel Combined Cycle Units 3 and 4. Again, sales to affiliates will vary year to year depending on demand and cost of generating resources at each company.

Expenses

Total operating expenses were $663 million in 2001, reflecting an increase of $98 million or 17.4 percent over the prior year. The increase was due primarily to the commercial operation of Plant Daniel Combined Cycle Units 3 and 4. In 2000, total operating expenses increased by 10.1 percent over the prior year due primarily to higher fuel and purchased power expenses.

    Fuel costs are the single largest expense for the Company. Fuel expenses for 2001 and 2000 increased 45.4 percent and 10.7 percent, respectively. The increase for 2001 was due to increased generation especially from Plant Daniel Combined Cycle Units 3 and 4 and a higher average cost of fuel. The 2000 increase was due to increased generation and a higher average cost of fuel.

    In 2001, expenses related to purchased power from non-affiliates decreased
26.4 percent, while expenses related to purchased power from affiliates increased 5.7 percent which, in total, resulted in a 11.1 percent decrease when compared to 2000. This decrease in purchased power is primarily due to the commercial operation of Plant Daniel Combined Cycle Units 3 and 4 and the expiration of non-affiliated purchase power contracts in 2000. Sales and purchases among the Company and its affiliates will vary from period to period depending on demand and the availability and variable production cost of each generating unit in the Southern Company electric system.

    The amount and sources of generation and the average cost of fuel per net kilowatt-hour generated were as follows:

                                        2001     2000      1999
                                    ----------------------------
Total generation
 (millions of kilowatt hours)         15,770   11,688    11,599
Sources of generation
 (percent) --
    Coal                                  59       83        81
    Gas                                   41       17        19
Average cost of fuel per net
 kilowatt-hour generated
         (cents) --                     1.89     1.80      1.65
----------------------------------------------------------------

    Other operation expenses increased 17.2 percent in 2001 primarily due to an increase in other production expenses due to the commercial operation of Plant Daniel Combined Cycle Units 3 and 4. In 2000, other operation expense decreased
8.2 percent primarily due to a decrease in administrative and general expenses. Maintenance expense in 2001 increased primarily due to the commercial operation of Plant Daniel Combined Cycle Units 3 and 4, while maintenance expense in 2000 increased primarily due to additional scheduled maintenance. Depreciation and amortization expense increased 7.6 percent in 2001 due to a growth in plant investment and the amortization of the Company's regulatory asset related to its Environmental Compliance Overview Plan (ECO Plan). In 2000, depreciation expense increased slightly due to growth in plant investment and new depreciation rates, which became effective January 2000.

    Taxes other than income taxes decreased 7.6 percent in 2001 due to reduced ad valorem taxes related to a change in the tax rate. These taxes increased 1.7 percent in 2000 due to higher municipal franchise taxes resulting from higher retail revenues. Interest on long-term debt decreased in 2001 as a result of lower interest rates on debt outstanding.

Effects of Inflation

The Company is subject to rate regulation and income tax laws that are based on the recovery of historical costs. Therefore, inflation creates an economic loss because the Company is recovering its costs of investments in dollars that have less purchasing power. While the inflation rate has been relatively low in recent years, it continues to have an adverse effect on the Company because of the large investment in utility plant with long economic lives. Conventional accounting for historical costs does not recognize this economic loss nor the partially offsetting gain that arises through financing facilities with fixed-money obligations, such as long-term debt and preferred securities. Any recognition of inflation by regulatory authorities is reflected in the rate of return allowed.

Future Earnings Potential

General

The results of continuing operations for the past three years are not necessarily indicative of future earnings potential. The level of the Company's

Mississippi Power Company 2001 Annual Report


future earnings depends on numerous factors ranging from weather to energy sales growth to a less regulated and more competitive environment. Expenses are subject to constant review and cost control programs. The Company is also maximizing the utility of invested capital and minimizing the need for additional capital by refinancing outstanding obligations, managing the size of its fuel stockpile, raising generating plant availability and efficiency, and aggressively controlling its construction budget.

    The Company currently operates as a vertically integrated utility providing electricity to customers within its traditional service area located in southeastern Mississippi. Prices for electricity provided by the Company to retail customers are set by the Mississippi Public Service Commission (MPSC) under cost-based regulatory principles. The Federal Energy Regulatory Commission
(FERC) regulates the Company's wholesale rate schedules, power sales contracts, and transmission facilities.

    Operating revenues will be affected by any changes in rates under the Performance Evaluation Plan (PEP) -- the Company's performance based ratemaking plan -- and the ECO Plan. PEP has proven to be a stabilizing force on electric rates, with only moderate changes in rates taking place. The ECO Plan provides for recovery of costs (including costs of capital) associated with environmental projects approved by the MPSC, most of which are required to comply with Clean Air Act Amendments of 1990 (Clean Air Act) and the regulations thereunder. The ECO Plan is operated independently of PEP. Compliance costs related to the Clean Air Act could affect earnings if such costs cannot be recovered. The Company filed its 2001 ECO Plan in January 2001 which was approved, as filed, by the Mississippi PSC on March 7, 2001, and resulted in a slight increase in customer prices. The Company filed its 2002 ECO Plan in January 2002, which, if approved as filed, will result in a slight increase in rates. See Note 3 to the financial statements under "Litigation and Regulatory Matters" for additional information. The Clean Air Act and other important environmental items are discussed later under "Environmental Matters."

    In August 2001, the Company filed a request with the MPSC for a retail rate increase of approximately $46 million. In order to consider the Company's request, the MPSC suspended the semi-annual evaluations under PEP. In December 2001, after a full investigation and hearing on the Company's request, the MPSC approved an increase of approximately $39 million, which took effect in January 2002. Additionally, the MPSC ordered the Company to reactivate the semi-annual evaluations under PEP, beginning in February 2003 for the year 2002. PEP will remain in effect until the MPSC modifies, suspends, or terminates the plan. The MPSC also set for hearing in 2002 a review of the return on equity models used in PEP in setting the Company's authorized return on equity. This proceeding will conclude in 2002, so that changes to the PEP return on equity models, if any, may be incorporated into the February 2003 PEP evaluation filing for the period ending December 31, 2002. The outcome of this matter and any future impact to the Company cannot now be determined.

    In February 2002, the Company reached an agreement with certain of its wholesale customers to increase its wholesale tariff rates effective June 2002. The agreement results in an annual increase of approximately $10.5 million and the adoption of an Energy Cost Management clause similar to the one approved by the Company's retail jurisdiction (see Note 1 to the financials). In addition, the Company and its customers agreed that neither party would seek a unilateral change to the new rates prior to December 31, 2003, except for changes due to the operation of the fuel adjustment and energy cost management clauses. The Company and its customers will file the agreement with the FERC for its approval. Though the FERC has accepted settlement agreements as filed in the past, the ultimate outcome of this matter before the FERC cannot now be determined.

    In accordance with Financial Accounting Standards Board (FASB) Statement No. 87, Employers' Accounting for Pensions, the Company recorded non-cash pension income of approximately $3.2 million in 2001. Future pension income is dependent on several factors including trust earnings and changes to the plan. For the Company, pension income is a component of the regulated rates and does not have a significant effect on net income. For more information, see Note 2 to the financial statements.

    The Company is involved in various matters being litigated. See Note 3 to the financial statements for information regarding material issues that could possibly affect future earnings.

Mississippi Power Company 2001 Annual Report


    Compliance costs related to current and future environmental laws, regulations, and litigation could affect earnings if such costs are not fully recovered. The Clean Air Act and other important environmental items are discussed later under "Environmental Matters."

    Future earnings in the near term will depend upon growth in energy sales, which is subject to a number of factors. These factors include weather, competition, changes in contracts with neighboring utilities, energy conservation practiced by customers, the elasticity of demand, and the rate of economic growth in the Company's service area. The Company anticipates somewhat slower growth in energy sales as the tourism industry stabilizes within its service area. In addition to tourism, the healthcare and retail trade sectors will provide most of the anticipated energy growth for the commercial class of customers, while shipbuilding, chemicals, and the U.S. government will provide much of the basis for anticipated growth in the industrial sector.

Industry Restructuring

The electric utility industry in the United States is continuing to evolve as a result of regulatory and competitive factors. Among the primary agents of change has been the Energy Policy Act of 1992 (Energy Act). The Energy Act allows independent power producers (IPPs) to access a utility's transmission network in order to sell electricity to other utilities. This enhances the incentive for IPPs to build cogeneration plants for a utility's large industrial and commercial customers and sell energy generation to other utilities. Also, electricity sales for resale rates are affected by wholesale transmission access and numerous potential new energy suppliers, including power marketers and brokers.

    Although the Energy Act does not permit retail customer access, it was a major catalyst for the current restructuring and consolidation taking place within the utility industry. Numerous federal and state initiatives are in various stages to promote wholesale and retail competition. Among other things, these initiatives allow customers to choose their electricity provider. As these initiatives materialize, the structure of the utility industry could radically change. In May 2000, the MPSC ordered that its docket reviewing restructuring of the electric industry in the State of Mississippi be suspended. The MPSC found that retail competition may not be in the public interest at this time, and ordered that no further formal hearings would be held on this subject. It found that the current regulatory structure produced reliable low cost power and "should not be changed without clear and convincing demonstration that change would be in the public interest." The MPSC will continue to monitor retail and wholesale restructuring activities throughout the United States and reserves its right to order further formal hearings on the matter should new evidence demonstrate that retail competition would be in the public interest and all customers could receive a reduction in the total cost of their electric service. If the MPSC decides to hold future restructuring hearings on this matter, enactment would require numerous issues to be resolved, including significant ones relating to recovery of any stranded investments, full cost recovery of energy produced, and other issues related to the energy crisis that occurred in California. As a result of that crisis, many states have either discontinued or delayed implementation of initiatives involving retail deregulation.

    Continuing to be a low-cost producer could provide significant opportunities to increase market share and profitability in markets that evolve with changing regulation. Conversely, unless the Company remains a low-cost producer and provides quality service, the Company's energy sales growth could be limited, and this could significantly erode earnings.

    In December 1999, the FERC issued its final ruling on Regional Transmission Organizations (RTOs). The order encourages utilities owning transmission systems to form RTOs on a voluntary basis. Southern Company and its operating companies, including the Company, have submitted a series of status reports informing the FERC of progress toward the development of a Southeastern RTO. In these status reports, Southern Company explained that it is developing a for-profit RTO known as SeTrans with a number of non-jurisdictional cooperative and public power entities. Recently, Entergy Corporation and Cleco Power joined the SeTrans development process. In January 2002, the sponsors of SeTrans held a public meeting to form a Stakeholder Advisory Committee, which will participate in the development of the RTO. Southern Company continues to work with the other sponsors to develop the SeTrans RTO. While the creation of SeTrans is not expected to have a material impact on the Company's financial statements, the outcome of this matter cannot now be determined.

Mississippi Power Company 2001 Annual Report


Accounting Policies

Critical Policies

The Company's significant accounting policies are described in Note 1 to the financial statements. The Company's most critical accounting policy involves rate regulation. The Company is subject to the provisions of FASB Statement No. 71, Accounting for the Effects of Certain Types of Regulation. In the event that a portion of the Company's operation is no longer subject to these provisions, the Company would be required to write off related regulatory assets and liabilities that are not specifically recoverable and determine if any other assets have been impaired. See Note 1 to the financial statements under "Regulatory Assets and Liabilities" for additional information.

    Additionally, the Company accounts for its lease agreement with Escatawpa Funding, Limited Partnership (Escatawpa) as an operating lease. Under this agreement, Escatawpa, a special purpose entity, is owner-lessor of the combined-cycle generating units at the Company's Plant Daniel. The Company does not consolidate this entity since parties unrelated to the Company have made substantive residual equity capital investments in excess of 3 percent. The FASB has recently issued a draft interpretation that addresses issues related to identifying and accounting for certain special purpose entities. One proposed change would increase the 3 percent outside equity requirement to 10 percent. This interpretation is in draft form; therefore, final conclusions may differ from the draft. However, a change to a ten percent equity requirement could result in the Company having to change its accounting for this lease agreement, including having to consolidate the leased asset and related debt. See Note 4 to the financial statements where the lease agreement and the Company's related obligations are discussed.

New Accounting Standards

Effective January 2001, the Company adopted FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Statement No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement requires that certain derivative instruments be recorded in the balance sheet as either an asset or liability measured at fair value, and that changes in the fair value be recognized currently in earnings unless specific hedge accounting criteria are met. See
Note 1 to the financial statements under "Financial Instruments" for additional information. The impact on the Company's net income in 2001 was not material. An additional interpretation of Statement No. 133 will result in a change - effective April 1, 2002 - in accounting for certain contracts related to fuel supplies that contain quantity options. These contracts will be accounted for as derivatives and marked to market. However, due to the existence of the Company's cost-based fuel recovery clause, this change is not expected to have a material impact on net income.

   In June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets, which establishes new accounting and reporting standards for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion No. 17. Statement No. 142 addresses how intangible assets that are acquired individually or with a group of other assets -- but not those acquired in a business combination -- should be accounted for upon acquisition and on an ongoing basis. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, which are no longer limited to 40 years. The Company adopted Statement No.142 in January 2002 with no material impact on the financial statements.

   Also in June 2001, the FASB issued Statement No. 143, Asset Retirement Obligations, which establishes new accounting and reporting standards for legal obligations associated with retiring assets, including decommissioning of nuclear plants. The liability for an asset's future retirement must be recorded in the period in which the liability is incurred. The cost must be capitalized as part of the related long-lived asset and depreciated over the asset's useful life. Changes in the liability resulting from the passage of time will be recognized as operating expenses. Statement No. 143 must be adopted by January 1, 2003. The Company has not yet quantified the impact of adopting Statement No. 143 on its financial statements.


FINANCIAL CONDITION

Overview

The principal change in the Company's financial condition during 2001 was the addition of approximately $61 million to utility plant. Funding for these

Mississippi Power Company 2001 Annual Report


additions and other capital requirements were derived primarily from operations. The Statements of Cash Flows provide additional details.

Credit Rating Risk

The Company does not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain fixed-price physical gas purchase contracts that could require collateral - but not accelerated payment - in the event of a credit rating change to below investment grade; however, at December 31, 2001, this exposure was immaterial.

Exposure to Market Risks

Due to cost-based rate regulations, the Company has limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to movements in electricity prices, the Company enters into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market. Realized gains and losses are recognized in the income statements as incurred. At December 31, 2001, exposure from these activities was not material to the Company's financial statements. Also, based on the Company's overall variable rate long-term debt exposure at December 31, 2001, a near-term 100 basis point change in interest rates would not materially affect the Company's financial statements. Fair value of changes in energy trading contracts and year-end valuations are as follows:

                                                   Changes
                                               During the Year
                                           ----------------------
                                                 Fair Value
 ----------------------------------------------------------------
                                               (in thousands)
Contracts beginning of year                     $    112
Contracts realized or settled                       (101)
New contracts at inception                             -
Changes in valuation techniques                        -
Current period changes                            (3,841)
-----------------------------------------------------------------
Contracts end of year                           $ (3,830)
=================================================================

                                       Source of Year-End
                                        Valuation Prices
                              -----------------------------------
                                                   Maturity
                                 Total       --------------------
                               Fair Value    Year 1     1-3 Years
-----------------------------------------------------------------
                                         (in thousands)
-----------------------------------------------------------------
Actively quoted                 $(3,830)    $(3,517)    $ (313)
External sources                      -           -          -
Models and other  methods
                                      -           -          -
-----------------------------------------------------------------
Contracts end of year           $(3,830)    $(3,517)    $ (313)
=================================================================

    For additional information, see Note 1 to the financial statements under "Financial Instruments."

    In June 2001, the MPSC approved the Company's request to implement an Energy Cost Management Clause (ECM). ECM, among other things, allows the Company to utilize financial instruments to hedge its fuel commitments. Amounts paid or received as a result of the use of these instruments are recognized as fuel related expense and are recovered or credited through the ECM factor calculated annually and applied to customer billings. The Company records the fair value of these financial instruments (cash flow hedges) in its financial statements in accordance with FASB Statement No. 133 with a related regulatory asset or liability recorded under the provisions of FASB Statement No. 71.

    As of December 31, 2001, the Company had financial instruments related to natural gas commodity contracts that had a contract value of approximately $31 million and $30 million expiring in 2002 and 2003, respectively. The market values as of December 31, 2001 for these contracts were approximately $27 million and $30 million, respectively. The amounts settled and recognized in the financial statements for 2001 were not material. Currently, the Company does not have any fixed price natural gas commitments, either physical or financial, beyond 2003.

Sources of Capital

To meet short-term cash needs and contingencies, the Company had at December 31, 2001 approximately $18.9 million of cash and cash equivalents and approximately $114.5 million of unused committed credit agreements.

    The Company may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper at the request and for the benefit of the Company and the other Southern Company operating companies.

Mississippi Power Company 2001 Annual Report


At December 31, 2001, the Company had outstanding $16 million of commercial paper.

    It is anticipated that the funds required for construction and other purposes, including compliance with environmental regulations, will be derived from sources similar to those used in the past. These sources were primarily the issuance of first mortgage bonds and preferred securities, in addition to pollution control revenue bonds issued for the Company's benefit by public authorities. The Company also utilized unsecured debt and lease arrangements in the past as well.

    The Company has no restrictions on the amounts of unsecured indebtedness it may incur. However, the Company is required to meet certain coverage requirements specified in its mortgage indenture and corporate charter to issue new first mortgage bonds and preferred stock. The Company's coverage ratios are high enough to permit, at present interest rate levels, any foreseeable security sales. The amount of securities which the Company will be permitted to issue in the future will depend upon market conditions and other factors prevailing at that time.

Financing Activity

In May 2001, the Company received a $70 million capital contribution which was used to retire $35 million of 6.60 percent first mortgage bonds, $20 million of series C variable-rate senior notes, and $15 million in short term debt. The Company plans to continue, to the extent possible, a program to retire higher-cost debt and replace these securities with lower-cost capital. See the Statements of Cash Flows for further details.

    Composite financing rates decreased for the year 2001 when compared to 2000 and 1999. As of year-end, the composite rates were as follows:

                                   2001       2000      1999
                                -------------------------------
 Composite interest rate on
   long-term debt                 4.60%      6.41%     6.19%

 Composite preferred stock
   dividend rate                  6.33%      6.33%     6.33%

 Composite interest rate on
   preferred securities           7.75%      7.75%     7.75%
 --------------------------------------------------------------

Off-Balance Sheet Financing Arrangements

In 1999, the Company signed an Agreement for Lease and a Lease Agreement with Escatawpa. These agreements called for the Company to design and construct, as agent for Escatawpa, a 1,064 megawatt natural gas combined cycle facility at the Company's Plant Victor J. Daniel Facility (Facility). In May 2001, the Facility was completed and placed into commercial operation. Effective with commercial operation of the Facility, the initial 10-year lease term under its lease arrangement for the Facility with Escatawpa began. The completion cost was approximately $370 million. The lease provides for a residual value guarantee (approximately 71% of the completion cost) by the Company that is due upon termination of the lease in certain circumstances. The lease also includes purchase and renewal options. Upon termination of the lease, at the Company's option, the Company may either exercise its purchase option or the Facility can be sold to a third party. The Company expects that the fair market value of the leased Facility would substantially reduce or eliminate the Company's payment under the residual value guarantee. In 2001, the Company recognized approximately $18 million in lease expense. See Note 4 to the financial statements for additional information.

Capital Structure

At year-end 2001, the Company's ratio of common equity to total capitalization, excluding long-term debt due within one year, increased from 48.1 percent in 2000 to 62.1 percent. The Company plans to replace the long-term debt due within one year with new issues.

Capital Requirements for Construction

The Company's projected construction expenditures for the next three years total $241 million ($84 million in 2002, $72 million in 2003, and $85 million in 2004). The major emphasis within the construction program will be on the upgrade of existing facilities.

    Revisions to projected construction expenditures may be necessary because of factors such as changes in business conditions, revised load projections, the availability and cost of capital, changes in environmental regulations, and alternatives such as leasing.

Mississippi Power Company 2001 Annual Report


Other Capital Requirements

In addition to the funds required for the Company's construction program, approximately $115 million will be required by the end of 2003 for present sinking fund requirements and maturities of long-term debt. The Company plans to continue, when economically feasible, to retire higher cost debt and preferred stock and replace these obligations with lower-cost capital if market conditions permit.

    These capital requirements, lease obligations, and purchase commitments - discussed in notes 4 and 8 to the financial statements - are as follows:

                               2002       2003        2004
 ----------------------------------------------------------
                                  (in thousands)
Bonds -
    First mortgage          $     -   $     -     $     -
    Pollution control            20        25          25
Notes                        80,000    35,000           -
Lease obligations            27,000    27,000      27,000
Purchase commitments
    Fuel                    225,000   188,000       7,000
    Purchased power               -         -           -
-----------------------------------------------------------

    At the beginning of 2002, the Company had not used any of its available credit arrangements. Credit arrangements are as follows:

                                           Expires
                               -----------------------------
 Total          Unused          2002          2003 & Beyond
------------------------------------------------------------
                         (in millions)
 $114.5         $114.5        $109.5             5.0
------------------------------------------------------------

Environmental Matters

On November 3, 1999, the Environmental Protection Agency (EPA), brought a civil action in the U.S. District Court against Alabama Power Company, Georgia Power Company, and the system service company. The complaint alleges violations of the New Source Review provisions of the Clean Air Act with respect to five coal-fired generating facilities in Alabama and Georgia. The civil action requests penalties and injunctive relief, including an order requiring the installation of the best available control technology at the affected units. The EPA concurrently issued to the operating companies a notice of violation related to 10 generating facilities, which includes the five facilities mentioned previously, and the Company's plants Watson and Greene County. In early 2000, the EPA filed a motion to amend its complaint to add the violations alleged in its notice of violation, and to add Gulf Power, Savannah Electric, and the Company as defendants. The complaint and notice of violation are similar to those brought against and issued to several other electric utilities. These complaints and notices of violation allege that the utilities had failed to secure necessary permits or install additional pollution control equipment when performing maintenance and construction at coal burning plants constructed or under construction prior to 1978. The U.S. District Court in Georgia granted Alabama Power's motion to dismiss for lack of jurisdiction in Georgia and granted the system service company's motion to dismiss on the grounds that it neither owned nor operated the generating units involved in the proceedings. The court granted the EPA's motion to add Savannah Electric as a defendant, but it denied the motion to add Gulf Power and the Company based on lack of jurisdiction over those companies. The court directed the EPA to re-file its amended complaint limiting claims to those brought against Georgia Power and Savannah Electric. The EPA re-filed those claims as directed by the court. Also, the EPA re-filed its claims against Alabama Power in U.S. District Court in Alabama. It has not re-filed against Gulf Power, the system service company, or the Company.

     The Alabama Power, Georgia Power, and Savannah Electric cases have been stayed since the spring of 2001, pending a ruling by the U.S. Court of Appeals for the Eleventh Circuit in the appeal of a very similar New Source Review enforcement action against the Tennessee Valley Authority (TVA). The TVA case involves many of the same legal issues raised by the actions against Alabama Power, Georgia Power, and Savannah Electric. Because the outcome of the TVA case could have a significant adverse impact on Alabama Power and Georgia Power, both companies are parties to that case as well. The U.S. District Court in Alabama has indicated that it will revisit the issue of a continued stay in April 2002. The U.S. District Court in Georgia is currently considering a motion by the EPA to reopen the Georgia case. Georgia Power and Savannah Electric have opposed that motion.

     The Company believes that it complied with applicable laws and the EPA's regulations and interpretations in effect at the time the work in question took place. The Clean Air Act authorizes civil penalties of up to $27,500 per day per violation at each generating unit. Prior to January 30, 1997, the penalty was

Mississippi Power Company 2001 Annual Report


$25,000 per day. An adverse outcome of this matter could require substantial capital expenditures that cannot be determined at this time and possibly require payment of substantial penalties. This could affect future results of operations, cash flows and possibly financial condition unless such costs can be recovered through regulated rates.

    In November 1990, the Clean Air Act Amendments of 1990 (Clean Air Act) were signed into law. Title IV of the Clean Air Act -- the acid rain compliance provision of the law -- significantly affected Southern Company. Reductions in sulfur dioxide and nitrogen oxide emissions from fossil-fired generating plants were required in two phases. Phase I compliance began in 1995.

    Southern Company achieved Phase I compliance at its affected plants by primarily switching to low-sulfur coal and with some equipment upgrades. Construction expenditures for Phase I nitrogen oxide and sulfur dioxide emissions compliance totaled approximately $65 million for the Company.

    Phase II sulfur dioxide compliance was required in 2000. Southern Company used emission allowances and fuel switching to comply with Phase II requirements. Also, equipment to control nitrogen oxide emissions was installed on additional system fossil-fired units as necessary to meet Phase II limits and ozone non-attainment requirements for metropolitan Atlanta through 2000. Phase II compliance did not have a material impact on the Company.

    The Company's ECO Plan is designed to allow recovery of costs of compliance with the Clean Air Act, as well as other environmental statutes and regulations. The MPSC reviews environmental projects and the Company's environmental policy through the ECO Plan. Under the ECO Plan, any increase in the annual revenue requirement is limited to 2 percent of retail revenues. The Company's management believes that the ECO Plan provides for recovery of the Clean Air Act costs. See
Note 3 to the financial statements under "Environmental Compliance Overview Plan" for additional information.

    A significant portion of costs related to the acid rain and ozone non-attainment provisions of the Clean Air Act is expected to be recovered through existing ratemaking provisions. However, there can be no assurance that all Clean Air Act costs will be recovered.

    In July 1997, the EPA revised the national ambient air quality standards for ozone and fine particulate matter. This revision made the standards significantly more stringent. In the subsequent litigation of these standards, the U.S. Supreme Court found the EPA's implementation program for the new ozone standard unlawful and remanded it to the EPA. In addition, the Federal District of Columbia Circuit Court of Appeals is considering other legal challenges to these standards. A court decision is expected in the spring of 2002. If the standards are eventually upheld, implementation could be required by 2007 to 2010.

    In September 1998, the EPA issued regional nitrogen oxide reduction rules to the states for implementation. Compliance is required by May 31, 2004 for most states including Alabama. For Georgia, further rulemaking was required, and proposed compliance was delayed until May 1, 2005. The final rules affect 21 states that do not include Mississippi. The EPA is presently evaluating whether or not to bring an additional 15 states including Mississippi, under this regional nitrogen oxide rule.

    In December 2000, having completed its utility studies for mercury and other hazardous air pollutants (HAPS), the EPA issued a determination that an emission control program for mercury and, perhaps, other HAPS is warranted. The program is being developed under the Maximum Achievable Control Technology provisions of the Clean Air Act, and the regulations are scheduled to be finalized by the end of 2004 with implementation to take place around 2007. In January 2001, the EPA proposed guidance for the determination of Best Available Retrofit Technology
(BART) emission controls under the Regional Haze Regulations. Installation of BART controls is expected to take place in 2010. Litigation of the Regional Haze Regulations, including the BART provisions, is ongoing in the Federal District of Columbia Circuit Court of Appeals. A court decision is expected in mid-2002.

    Implementation of the final state rules for these initiatives could require substantial further reductions in nitrogen oxide and sulfur dioxide and reductions in mercury and other HAPS emissions from fossil-fired generating facilities and other industries in these states. Additional compliance costs and capital expenditures resulting from the implementation of these rules and

Mississippi Power Company 2001 Annual Report


standards cannot be determined until the results of legal challenges are known, and the states have adopted their final rules.

    In October 1997, the EPA issued regulations setting forth requirements for Compliance Assurance Monitoring (CAM) in its state and federal operating permit programs. These regulations were amended by the EPA in March 2001 in response to a court order resolving challenges to the rules brought by environmental groups and industry. Generally, this rule affects the operation and maintenance of electrostatic precipitators and could involve significant additional ongoing expense.

    The EPA and state environmental regulatory agencies are reviewing and evaluating various other matters including: control strategies to reduce regional haze; limits on pollutant discharges to impaired waters; cooling water intake restrictions; and hazardous waste disposal requirements. The impact of any new standards will depend on the development and implementation of applicable regulations.

    The Company must comply with other environmental laws and regulations that cover the handling and disposal of hazardous waste. Under these various laws and regulations, the Company could incur costs to clean up properties currently or previously owned. Upon identifying potential sites, the Company conducts studies, when possible, to determine the extent of any required cleanup. Should remediation be determined to be probable, reasonable estimates of costs to clean up such sites are developed and recognized in the financial statements.

    Several major pieces of environmental legislation are being considered for reauthorization or amendment by Congress. These include: the Clean Air Act; the Clean Water Act; the Comprehensive Environmental Response, Compensation, and Liability Act; the Resource Conservation and Recovery Act; and the Endangered Species Act. Changes to these laws could affect many areas of the Company's operations. The full impact of any such changes cannot be determined at this time.

    Compliance with possible additional legislation related to global climate change, electromagnetic fields, and other environmental and health concerns could significantly affect the Company. The impact of new legislation -- if any -- will depend on the subsequent development and implementation of applicable regulations. In addition, the potential exists for liability as the result of lawsuits alleging damages caused by electromagnetic fields.

Cautionary Statement Regarding Forward-Looking
Information

This Annual Report includes forward-looking statements in addition to historical information. Forward-looking information includes, among other things, statements concerning projected sales growth and scheduled completion of new generation. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "projects," "potential," or "continue" or the negative of these terms or other comparable terminology. The Company cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include the impact of recent and future federal and state regulatory change, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry and also changes in environmental and other laws and regulations to which the Company is subject, as well as changes in application of existing laws and regulations; current and future litigation, including the pending EPA civil action against the Company; the effects, extent and timing of the entry of additional competition in the markets of the Company; the impact of fluctuations in commodity prices, interest rates, and customer demand; state and federal rate regulations; political, legal, and economic conditions and developments in the United States; internal restructuring or other restructuring options that may be pursued; potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or beneficial to the Company; the effects of, and changes in, economic conditions in the areas in which the Company operates; the direct or indirect effects on the Company's business resulting from the terrorist incidents on September 11, 2001, or any similar such incidents or responses to such incidents; financial market conditions and the results of financing efforts; the timing and acceptance of the Company's new product and service offerings; the ability of the Company to obtain additional generating capacity at competitive prices; weather and other natural phenomena; and other factors discussed elsewhere herein and in other reports (including Form 10-K) filed from time to time by the Company with the Securities and Exchange Commission.

STATEMENTS OF INCOME
For the Years Ended December 31, 2001, 2000, and 1999
Mississippi Power Company 2001 Annual Report

--------------------------------------------------------------------------------------------------------------
                                                                2001                 2000                1999
--------------------------------------------------------------------------------------------------------------
                                                                          (in thousands)
Operating Revenues:
Retail sales                                                $489,153             $498,551            $469,434
Sales for resale --
  Non-affiliates                                             204,623              145,931             131,004
  Affiliates                                                  85,652               27,915              19,446
Other revenues                                                16,637               15,205              13,120
--------------------------------------------------------------------------------------------------------------
Total operating revenues                                     796,065              687,602             633,004
--------------------------------------------------------------------------------------------------------------
Operating Expenses:
Operation --
Fuel                                                         277,946              191,127             172,686
Purchased power --
  Non-affiliates                                              41,254               56,082              40,080
  Affiliates                                                  53,990               51,057              31,007
Other                                                        134,845              115,055             125,291
Maintenance                                                   56,153               52,750              47,085
Depreciation and amortization                                 54,077               50,275              49,206
Taxes other than income taxes                                 44,966               48,686              47,893
--------------------------------------------------------------------------------------------------------------
Total operating expenses                                     663,231              565,032             513,248
--------------------------------------------------------------------------------------------------------------
Operating Income                                             132,834              122,570             119,756
Other Income (Expense):
Interest income                                                  369                  347                 189
Other, net                                                      (532)                (647)              1,675
--------------------------------------------------------------------------------------------------------------
Earnings Before Interest and Income Taxes                    132,671              122,270             121,620
--------------------------------------------------------------------------------------------------------------
Interest Expense and Other:
Interest expense, net                                         23,568               28,101              27,969
Distributions on preferred securities of subsidiary            2,712                2,712               2,712
--------------------------------------------------------------------------------------------------------------
Total interest charges and other, net                         26,280               30,813              30,681
--------------------------------------------------------------------------------------------------------------
Earnings Before Income Taxes                                 106,391               91,457              90,939
Income taxes                                                  40,533               34,356              34,117
--------------------------------------------------------------------------------------------------------------
Earnings Before Cumulative Effect of                          65,858               57,101              56,822
   Accounting Change
Cumulative effect of accounting change--
  less income taxes of $43 thousand                               70                    -                   -
--------------------------------------------------------------------------------------------------------------
Net Income                                                    65,928               57,101              56,822
Dividends on Preferred Stock                                   2,041                2,129               2,013
--------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock               $ 63,887             $ 54,972            $ 54,809
==============================================================================================================
The accompanying notes are an integral part of these statements.


STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2001, 2000, and 1999
Mississippi Power Company 2001 Annual Report

-----------------------------------------------------------------------------------------------------------------------
                                                                         2001                 2000                1999
-----------------------------------------------------------------------------------------------------------------------
                                                                                   (in thousands)
Operating Activities:
Net income                                                           $ 65,928             $ 57,101            $ 56,822
Adjustments to reconcile net income
 to net cash provided from operating activities --
      Depreciation and amortization                                    58,105               54,638              53,427
      Deferred income taxes and investment tax credits, net            (9,718)                 752              (4,143)
      Other, net                                                        2,441               (1,747)              5,531
      Changes in certain current assets and liabilities --
         Receivables, net                                              (7,796)              (3,231)            (39,304)
         Fossil fuel stock                                            (20,269)              14,577              (9,379)
         Materials and supplies                                        (1,529)              (1,056)             (1,903)
         Accounts payable                                              53,462                1,309               1,391
         Other                                                         11,251                2,952              14,206
-----------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                           151,875              125,295              76,648
-----------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                              (61,193)             (81,211)            (75,888)
Other                                                                  (2,988)              (9,153)              1,009
-----------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                (64,181)             (90,364)            (74,879)
-----------------------------------------------------------------------------------------------------------------------
Financing Activities:
Increase (decrease) in notes payable, net                             (40,027)              (1,500)             44,500
Proceeds --
   Other long-term debt                                                     -              100,000              59,400
   Capital contributions from parent company                           73,095               12,659               2,028
Retirements --
   First mortgage bonds                                               (36,000)                   -                   -
   Other long-term debt                                               (21,021)             (81,405)            (50,456)
   Preferred stock                                                          -                    -                   -
Payment of preferred stock dividends                                   (2,041)              (2,129)             (2,013)
Payment of common stock dividends                                     (50,200)             (54,700)            (56,100)
Other                                                                     (81)                (498)               (282)
-----------------------------------------------------------------------------------------------------------------------
Net cash used for financing activities                                (76,275)             (27,573)             (2,923)
-----------------------------------------------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                                11,419                7,358              (1,154)
Cash and Cash Equivalents at Beginning of Period                        7,531                  173               1,327
-----------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                           $ 18,950              $ 7,531                $173
=======================================================================================================================
Supplemental Cash Flow Information:
Cash paid during the period for --
   Interest (net of amount capitalized)                               $28,126              $30,570             $25,486
   Income taxes (net of refunds)                                       45,761               33,276              39,729
-----------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these statements.

BALANCE SHEETS
At December 31, 2001 and 2000
Mississippi Power Company 2001 Annual Report

-------------------------------------------------------------------------------------------------------------------------
Assets                                                                                     2001                     2000
-------------------------------------------------------------------------------------------------------------------------
                                                                                                  (in thousands)
Current Assets:
Cash and cash equivalents                                                            $   18,950               $    7,531
Receivables --
  Customer accounts receivable                                                           63,286                   72,064
  Other accounts and notes receivable                                                    26,068                   21,843
  Affiliated companies                                                                   22,569                   10,071
  Accumulated provision for uncollectible accounts                                         (856)                    (571)
Fossil fuel stock, at average cost                                                       31,489                   11,220
Materials and supplies, at average cost                                                  23,223                   21,694
Other                                                                                    16,002                    8,320
-------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                    200,731                  152,172
-------------------------------------------------------------------------------------------------------------------------
Property, Plant, and Equipment:
In service                                                                            1,741,499                1,665,879
Less accumulated provision for depreciation                                             698,681                  652,891
-------------------------------------------------------------------------------------------------------------------------
                                                                                      1,042,818                1,012,988
Construction work in progress                                                            38,253                   60,951
-------------------------------------------------------------------------------------------------------------------------
Total property, plant, and equipment                                                  1,081,071                1,073,939
-------------------------------------------------------------------------------------------------------------------------
Other Property and Investments                                                            1,900                    2,268
-------------------------------------------------------------------------------------------------------------------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                                                 13,394                   13,860
Prepaid pension costs                                                                     4,501                      434
Debt expense, being amortized                                                             4,396                    4,628
Premium on reacquired debt, being amortized                                               6,719                    7,168
Other                                                                                    20,821                   14,312
-------------------------------------------------------------------------------------------------------------------------
Total deferred charges and other assets                                                  49,831                   40,402
-------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                         $1,333,533               $1,268,781
=========================================================================================================================
The accompanying notes are an integral part of these balance sheets.


BALANCE SHEETS
At December 31, 2001 and 2000
Mississippi Power Company 2001 Annual Report

-----------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholder's Equity                                                     2001                     2000
-----------------------------------------------------------------------------------------------------------------------
                                                                                                (in thousands)
Current Liabilities:
Securities due within one year                                                       $  80,020               $       20
Notes payable                                                                           15,973                   56,000
Accounts payable --
  Affiliated                                                                             6,175                   10,715
  Other                                                                                105,834                   48,146
Customer deposits                                                                        6,540                    5,274
Taxes accrued --
  Income taxes                                                                          14,981                    8,769
  Other                                                                                 35,282                   36,799
Interest accrued                                                                         5,079                    4,482
Vacation pay accrued                                                                     5,810                    5,701
Other                                                                                   11,483                    6,473
-----------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                              287,177                  182,379
-----------------------------------------------------------------------------------------------------------------------
Long-term debt (See accompanying statements)                                           233,753                  370,511
-----------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                                      138,913                  139,909
Deferred credits related to income taxes                                                23,626                   25,603
Accumulated deferred investment tax credits                                             22,268                   23,481
Employee benefits provisions                                                            31,041                   28,911
Workforce reduction plan                                                                 8,263                    9,734
Other                                                                                   30,003                   16,546
-----------------------------------------------------------------------------------------------------------------------
Total deferred credits and other liabilities                                           254,114                  244,184
-----------------------------------------------------------------------------------------------------------------------
Company obligated mandatorily redeemable preferred
  securities of subsidiary trust holding company junior
  subordinated notes (See accompanying statements)                                      35,000                   35,000
-----------------------------------------------------------------------------------------------------------------------
Preferred stock (See accompanying statements)                                           31,809                   31,809
-----------------------------------------------------------------------------------------------------------------------
Common stockholder's equity (See accompanying statements)                              491,680                  404,898
-----------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholder's Equity                                          $1,333,533               $1,268,781
=======================================================================================================================
The accompanying notes are an integral part of these balance sheets.


STATEMENTS OF CAPITALIZATION
At December 31, 2001 and 2000
Mississippi Power Company 2001 Annual Report

-----------------------------------------------------------------------------------------------------------------------------
                                                                   2001              2000             2001              2000
-----------------------------------------------------------------------------------------------------------------------------
                                                                        (in thousands)                (percent of total)
Long-Term Debt:
First mortgage bonds --
       Maturity                           Interest Rates
       --------                           -------------
       June 1, 2023                       7.45%                $ 34,000          $ 35,000
       March 1, 2004                      6.60%                       -            35,000
       December 1, 2025                   6.875%                 30,000            30,000
-----------------------------------------------------------------------------------------------------------------------------
Total first mortgage bonds                                       64,000           100,000
-----------------------------------------------------------------------------------------------------------------------------
Long-term notes payable --
       6.05% due May 1, 2003                                     35,000            35,000
       6.75% due June 30, 2038                                   52,178            53,179
       Adjustable rates (2.0056% at 1/1/02)
       due 2000-2002                                             80,000           100,000
-----------------------------------------------------------------------------------------------------------------------------
Total long-term notes payable                                   167,178           188,179
-----------------------------------------------------------------------------------------------------------------------------
Other long-term debt --
     Pollution control revenue bonds --
       Collateralized:
        5.65% to 5.80% due 2007-2023                             26,745            26,765
      Non-collateralized:
        Variable rates (1.90% to 2.00% at 1/1/02)
         due 2020-2028                                           56,820            56,820
-----------------------------------------------------------------------------------------------------------------------------
Total other long-term debt                                       83,565            83,585
-----------------------------------------------------------------------------------------------------------------------------
Unamortized debt premium (discount), net                           (970)           (1,233)
-----------------------------------------------------------------------------------------------------------------------------
Total long-term debt (annual interest
requirement -- $14.5 million)                                   313,773           370,531
Less amount due within one year                                  80,020                20
-----------------------------------------------------------------------------------------------------------------------------
Long-term debt excluding amount due within one year            $233,753          $370,511            29.5%             43.9%
-----------------------------------------------------------------------------------------------------------------------------


STATEMENTS OF CAPITALIZATION (continued)
At December 31, 2001 and 2000
Mississippi Power Company 2001 Annual Report

-----------------------------------------------------------------------------------------------------------------------------
                                                                   2001              2000             2001              2000
-----------------------------------------------------------------------------------------------------------------------------
                                                                         (in thousands)               (percent of total)
Company Obligated Mandatorily
  Redeemable Preferred Securities:(Note 8)
$25 liquidation value --
  7.75%                                                        $ 35,000          $ 35,000
-----------------------------------------------------------------------------------------------------------------------------
Total (annual distribution requirement -- $2.7 million)          35,000            35,000              4.4               4.2
-----------------------------------------------------------------------------------------------------------------------------
Cumulative Preferred Stock:
$100 par value
  4.40% to 7.00%                                                 31,809            31,809
-----------------------------------------------------------------------------------------------------------------------------
Total (annual dividend requirement -- $2.0 million)              31,809            31,809              4.0               3.8
-----------------------------------------------------------------------------------------------------------------------------
Common Stockholder's Equity:
Common stock, without par value --
  Authorized  - 1,130,000 shares
  Outstanding - 1,121,000 shares in 2001 and 2000                37,691            37,691
  Paid-in capital                                               267,256           194,161
  Premium on preferred stock                                        326               326
Retained earnings                                               186,407           172,720
-----------------------------------------------------------------------------------------------------------------------------
Total common stockholder's equity                               491,680           404,898             62.1              48.1
-----------------------------------------------------------------------------------------------------------------------------
Total Capitalization                                           $792,242          $842,218           100.0%            100.0%
=============================================================================================================================
The accompanying notes are an integral part of these statements.


STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
For the Years Ended December 31, 2001, 2000, and 1999
Mississippi Power Company 2001 Annual Report

---------------------------------------------------------------------------------------------------------------------------
                                                                               Premium on
                                                    Common         Paid-In      Preferred      Retained
                                                     Stock         Capital        Stock        Earnings          Total
---------------------------------------------------------------------------------------------------------------------------
                                                                             (in thousands)

Balance at January 1, 1999                          $37,691        $179,474          $326        $173,740         $391,231
Net income after dividends on preferred stock             -               -             -          54,809           54,809
Capital contributions from parent company                 -           2,028             -               -            2,028
Cash dividends on common stock                            -               -             -         (56,100)         (56,100)
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                         37,691         181,502           326         172,449          391,968
Net income after dividends on preferred stock             -               -             -          54,972           54,972
Capital contributions from parent company                 -          12,659             -               -           12,659
Cash dividends on common stock                            -               -             -         (54,700)         (54,700)
Other                                                     -               -             -              (1)              (1)
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                         37,691         194,161           326         172,720          404,898
Net income after dividends on preferred stock             -               -             -          63,887           63,887
Capital contributions from parent company                 -          73,095             -               -           73,095
Cash dividends on common stock                            -               -             -         (50,200)         (50,200)
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                        $37,691        $267,256          $326        $186,407         $491,680
===========================================================================================================================
The accompanying notes are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS
Mississippi Power Company 2001 Annual Report


1.  SUMMARY OF SIGNIFICANT ACCOUNTING
    POLICIES

General

Mississippi Power Company is a wholly owned subsidiary of Southern Company, which is the parent company of five operating companies, a system service company, Southern Communications Services (Southern LINC), Southern Nuclear Operating Company (Southern Nuclear), Southern Power Company (Southern Power), and other direct and indirect subsidiaries. The operating companies -- Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, and Savannah Electric and Power Company -- provide electric service in four southeastern states. Contracts among the operating companies -- related to jointly owned generating facilities, interconnecting transmission lines, and the exchange of electric power -- are regulated by the Federal Energy Regulatory Commission (FERC) and/or the Securities and Exchange Commission. The system service company provides, at cost, specialized services to Southern Company and subsidiary companies. Southern LINC provides digital wireless communications services to the operating companies and also markets these services to the public within the Southeast. Southern Nuclear provides services to Southern Company's nuclear power plants. Southern Power was established in 2001 to construct, own, and manage Southern Company's competitive generation assets and sell electricity at market-based rates in the wholesale market.

    Southern Company is registered as a holding company under the Public Utility Holding Company Act of 1935 (PUHCA). Both the Company and its subsidiaries are subject to the regulatory provisions of the PUHCA. The Company is also subject to regulation by the FERC and the Mississippi Public Service Commission (MPSC). The Company follows accounting principles generally accepted in the United States and complies with the accounting policies and practices prescribed by the respective commissions. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates, and the actual results may differ from those estimates.

    Prior years' data presented in the financial statements have been reclassified to conform with the current year presentation.

Affiliate Transactions

The Company has an agreement with the system service company under which the following services are rendered to the Company at cost: general and design engineering, purchasing, accounting and statistical, finance and treasury, tax, information resources, marketing, auditing, insurance and pension administration, human resources, systems and procedures, and other services with respect to business and operations and power pool operations. Costs for these services amounted to $44.1 million, $46.2 million, and $45.5 million during 2001, 2000, and 1999, respectively.

Regulatory Assets and Liabilities

The Company is subject to the provisions of Financial Accounting Standards Board
(FASB) Statement No. 71, Accounting for the Effects of Certain Types of Regulation. Regulatory assets represent probable future revenues to the Company associated with certain costs that are expected to be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are expected to be credited to customers through the ratemaking process. Regulatory assets and (liabilities) reflected in the Balance Sheets at December 31 relate to the following:

                                             2001         2000
                                       -------------------------
                                             (in thousands)
Deferred income tax charges              $ 13,394     $ 13,860
Vacation pay                                5,810        5,701
Premium on reacquired debt                  6,719        7,168
Fuel commitments                            4,328            -
Property damage reserve                    (4,044)      (3,519)
Deferred income tax credits               (23,626)     (25,603)
Other, net                                 (1,066)        (505)
----------------------------------------------------------------
Total                                    $  1,515     $ (2,898)
================================================================

Mississippi Power Company 2001 Annual Report


    In the event that a portion of the Company's operations is no longer subject to the provisions of FASB Statement No. 71, the Company would be required to write off related regulatory assets and liabilities that are not specifically recoverable through regulated rates. In addition, the Company would be required to determine if any impairment to other assets exists, including plant, and write down the assets, if impaired, to their fair value.

Revenues and Fuel Costs

The Company currently operates as a vertically integrated utility providing electricity to retail customers within its traditional service area located within the state of Mississippi and to wholesale customers in the Southeast.

    Revenues are recognized as services are rendered. Unbilled revenues are accrued at the end of each fiscal period. The Company's retail and wholesale rates include provisions to adjust billings for fluctuations in fuel costs, the energy component of purchased power costs, and certain other costs. Retail rates also include provisions to adjust billings for fluctuations in costs for ad valorem taxes, certain qualifying environmental costs, and energy cost management activities. Revenues are adjusted for differences between actual allowable amounts and the amounts included in rates.

    The Company has a diversified base of customers. No single customer or industry comprises 10 percent or more of revenues. For all periods presented, uncollectible accounts continued to average less than 1 percent of revenues.

Depreciation

Depreciation of the original cost of plant in service is provided primarily by using composite straight-line rates, which approximated 3.5 percent in 2001, 3.5 percent in 2000, and 3.3 percent in 1999. When property subject to depreciation is retired or otherwise disposed of in the normal course of business, its original cost -- together with the cost of removal, less salvage -- is charged to accumulated depreciation. Minor items of property included in the original cost of the plant are retired when the related property unit is retired. Depreciation expense includes an amount for the expected cost of removal of facilities.

Income Taxes

The Company uses the liability method of accounting for deferred income taxes and provides deferred income taxes for all significant income tax temporary differences. Investment tax credits utilized are deferred and amortized to income over the average lives of the related property.

Property, Plant, and Equipment

Property, plant, and equipment is stated at original cost. Original cost includes: materials; labor; minor items of property; appropriate administrative and general costs; payroll-related costs such as taxes, pensions, and other benefits; and the estimated cost of funds used during construction, if applicable. The cost of maintenance, repairs, and replacement of minor items of property is charged to maintenance expense except for the maintenance of coal cars and a portion of the railway track maintenance, which are charged to fuel stock. The cost of replacements of property -- exclusive of minor items of property -- is capitalized.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, temporary cash investments are considered cash equivalents. Temporary cash investments are securities with original maturities of 90 days or less.

Financial Instruments

Effective January 2001, the Company adopted FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The 2001 impact on net income was immaterial. The Company uses derivative financial instruments to hedge exposure to fluctuations in interest rates and certain commodity prices. Gains and losses on qualifying hedges are deferred and recognized either as income or as an adjustment to the carrying amount of the hedged item when the transaction occurs. The Company is exposed to losses related to financial instruments in the event of counterparties' nonperformance. The Company has established controls to determine and monitor the creditworthiness of counterparties in order to mitigate the Company's exposure to counterparty credit risk.

    The Company and its affiliates, through the system service company acting as their agent, enters into commodity related forward and option contracts to limit

Mississippi Power Company 2001 Annual Report


exposure to changing prices on certain fuel purchases and electricity purchases and sales. Substantially all of these bulk energy purchases and sales contracts meet the definition of a derivative under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. In many cases, these fuel and electricity contracts qualify for normal purchase and sale exceptions under Statement No. 133 and are accounted for under the accrual method. Other contracts qualify as cash flow hedges of anticipated transactions, resulting in the deferral of related gains and losses, and are recorded in other comprehensive income until the hedged transactions occur. Any ineffectiveness is recognized currently in net income. Contracts that do not qualify for the normal purchase and sale exception and that do not meet the hedge requirements are marked to market through current period income.

    In June 2001, the MPSC approved the Company's request to implement an Energy Cost Management Clause (ECM). ECM, among other things, allows the Company to utilize financial instruments that are used to hedge its fuel commitments. Amounts paid or received as a result of financial settlement of these instruments are classified as fuel expense and are included in the ECM factor applied to customer billings. The Company records the fair value of these financial instruments (cash flow hedges) in its financial statements in accordance with FASB Statement No. 133 with a related regulatory asset or liability recorded under the provisions of FASB Statement No. 71.

    As of December 31, 2001, the Company had financial instruments related to natural gas commodity contracts that had a contract value of approximately $31 million and $30 million expiring in 2002 and 2003, respectively. The market values as of December 31, 2001 for these contracts were approximately $27 million and $30 million, respectively. The amounts settled and recognized in the financial statements for 2001 were not material. Currently, the Company does not have any fixed price natural gas commitments, either physical or financial, beyond 2003.

    The Company's other financial instruments for which the carrying amount did not equal fair value at December 31 were as follows:

                                      Carrying        Fair
                                       Amount        Value
                                   ------------------------
                                           (in millions)
Long-term debt:
 At December 31, 2001                   $314          $309
 At December 31, 2000                   $371          $362
Capital trust preferred
  securities:
 At December 31, 2001                   $ 35          $ 35
 At December 31, 2000                   $ 35          $ 34
-----------------------------------------------------------

    The fair values for long-term debt and preferred securities were based on either closing market price or closing price of comparable instruments.

Materials and Supplies

Generally, materials and supplies include the cost of transmission, distribution, and generating plant materials. Materials are charged to inventory when purchased and then expensed or capitalized to plant, as appropriate, when used or installed.

Provision for Property Damage

The Company is self-insured for the cost of storm, fire, and other uninsured casualty damage to its property, including transmission and distribution facilities. As permitted by regulatory authorities, the Company accrues for the cost of such damage by charging expense and crediting an accumulated provision. The cost of repairing damage resulting from such events that individually exceed $50 thousand is charged to the accumulated provision. In 1999, an order from the MPSC increased the maximum Property Damage Reserve from $18 million to $23 million and allows an annual accrual of up to $4.6 million. In 2001, the Company provided for such costs by charges to income of $2.5 million. In 2000 and 1999, the Company provided for such costs by charges to income of $3.5 million and $4.4 million, respectively. As of December 31, 2001, the accumulated provision amounted to $4.0 million.

2.  RETIREMENT BENEFITS

The Company has a defined benefit, trusteed, pension plan that covers substantially all employees. The Company provides certain medical care and life insurance benefits for retired employees. Substantially all these employees may become eligible for such benefits when they retire. The Company funds trusts to

Mississippi Power Company 2001 Annual Report


the extent deductible under federal income tax regulations or the extent required by regulatory authorities. In late 2000, the Company adopted several pension and postretirement benefits plan changes that had the effect of increasing benefits to both current and future retirees. The measurement date for plan assets and obligations is September 30 for each year.

Pension Plan

Changes during the year in the projected benefit obligations and in the fair value of plan assets were as follows:

                                                    Projected
                                               Benefit Obligations
                                           --------------------------
                                                2001         2000
---------------------------------------------------------------------
                                                 (in thousands)
Balance at beginning of year                  $154,411      $148,657
Service cost                                     4,797         4,357
Interest cost                                   11,817        10,912
Benefits paid                                   (8,456)       (8,169)
Actuarial gain and employee
    transfers                                    1,268        (1,646)
Amendments                                       8,406           300
Other                                              (76)            -
---------------------------------------------------------------------
Balance at end of year                        $172,167      $154,411
=====================================================================

                                                   Plan Assets
                                           --------------------------
                                                2001         2000
---------------------------------------------------------------------
                                                 (in thousands)
Balance at beginning of year                  $256,648      $221,487
Actual return on plan assets                   (37,214)       39,737
Benefits paid                                   (7,850)       (7,593)
Employee transfers                                 (38)        3,017
---------------------------------------------------------------------
Balance at end of year                        $211,546      $256,648
=====================================================================

    The accrued pension costs recognized in the Balance Sheets were as follows:


                                               2001          2000
---------------------------------------------------------------------
                                                 (in thousands)
Funded status                                $  39,379    $ 102,238
Unrecognized transition obligation              (2,716)      (3,253)
Unrecognized prior service cost                 13,656        6,298
Unrecognized net gain                          (45,818)    (104,849)
---------------------------------------------------------------------
Prepaid asset recognized in the
    Balance Sheets                           $   4,501    $     434
=====================================================================

    Components of the pension plans' net periodic cost were as follows:

                               2001        2000         1999
---------------------------------------------------------------
                                      (in thousands)
Service Cost                 $  4,797    $  4,357     $  4,501
Interest cost                  11,818      10,912       10,025
Expected return on
    plan assets               (17,328)    (15,910)     (14,681)
Recognized net gain            (3,012)     (2,577)      (1,670)
Net amortization                  511          76           76
---------------------------------------------------------------
Net pension income           $ (3,214)   $ (3,142)    $ (1,749)
===============================================================

Postretirement Benefits

Changes during the year in the accumulated benefit obligations and in the fair value of plan assets were as follows:

                                             Accumulated
                                         Benefit Obligations
                                     ---------------------------
                                          2001          2000
----------------------------------------------------------------
                                            (in thousands)
Balance at beginning of year            $44,952       $45,390
Service cost                                922           830
Interest cost                             3,411         3,309
Benefits paid                            (2,918)       (2,628)
Actuarial gain and
    employee transfers                    3,256        (1,949)
Amendments                                1,900             -
 ----------------------------------------------------------------
Balance at end of year                  $51,523       $44,952
================================================================

                                             Plan Assets
                                     ---------------------------
                                          2001          2000
----------------------------------------------------------------
                                            (in thousands)
Balance at beginning of year            $17,843       $14,998
Actual return on plan assets             (1,888)        2,511
Employer contributions                    3,232         2,961
Benefits paid                            (2,918)       (2,627)
----------------------------------------------------------------
Balance at end of year                  $16,269       $17,843
================================================================

Mississippi Power Company 2001 Annual Report


    The accrued postretirement costs recognized in the Balance Sheets were as follows:

                                               2001        2000
------------------------------------------------------------------
                                                (in thousands)
Funded status                                $(35,254)   $(27,109)
Unrecognized transition obligation              3,928       4,275
Unrecognized prior service cost                 1,821           -
Unrecognized net gain                             (40)     (6,632)
Fourth quarter contributions                    1,268       1,065
------------------------------------------------------------------
Accrued liability recognized in the
    Balance Sheets                           $(28,277)   $(28,401)
==================================================================

    Components of the postretirement plans' net periodic cost were as follows:

                                   2001        2000        1999
------------------------------------------------------------------
                                          (in thousands)
Service cost                    $    922    $    830    $    981
Interest cost                      3,411       3,309       3,105
Expected return on
    plan assets                   (1,409)     (1,235)    $(1,100)
Transition obligation                346         346         346
Prior service cost                    80           -           -
Recognized net loss                  (38)          -           -
------------------------------------------------------------------
Net postretirement cost         $  3,312    $  3,250    $  3,332
==================================================================

    The weighted average rates assumed in the actuarial calculations for both the pension plans and postretirement benefits plan were:

                                               2001       2000
 ---------------------------------------------------------------
 Discount                                      7.50%      7.50%
 Annual salary increase                        5.00       5.00
 Long-term return on plan assets               8.50       8.50
 ---------------------------------------------------------------

    An additional assumption used in measuring the accumulated postretirement benefit obligation was a weighted average medical care cost trend rate of 9.25 percent for 2001, decreasing gradually to 5.25 percent through the year 2010 and remaining at that level thereafter. An annual increase or decrease in the assumed medical care cost trend rate of 1 percent would affect the accumulated benefit obligation and the service and interest cost components at December 31, 2001 as follows:

                                       1 Percent      1 Percent
                                        Increase      Decrease
-----------------------------------------------------------------
                                            (in thousands)
Benefit obligation                       $4,037         $3,551
Service and interest costs                  314            273
-----------------------------------------------------------------

Employee Savings Plan

The Company also sponsors a 401(k) defined contribution plan covering substantially all employees. The Company provides a 75 percent matching contribution up to 6 percent of an employee's base salary. Total matching contributions made to the plan for the years 2001, 2000, and 1999 were $2.5 million, $2.3 million, and $2.2 million, respectively.

3. LITIGATION AND REGULATORY MATTERS

General

The Company is subject to certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company's financial condition.

Environmental Litigation

On November 3, 1999, the Environmental Protection Agency (EPA) brought a civil action in the U.S. District Court in Georgia against Alabama Power, Georgia Power and the system service company. The complaint alleges violations of the New Source Review provisions of the Clean Air Act with respect to five coal-fired generating facilities in Alabama and Georgia. The civil action requests penalties and injunctive relief, including an order requiring the installation of the best available control technology at the affected units. The Clean Air Act authorizes civil penalties of up to $27,500 per day per violation at each generating unit. Prior to January 30, 1997, the penalty was $25,000 per day.

     The EPA concurrently issued to the operating companies a notice of violation related to 10 generating facilities, which includes the five facilities mentioned previously, and the Company's plants Watson and Greene County. In early 2000, the EPA filed a motion to amend its complaint to add the violations alleged in its notice of violation and to add Gulf Power, Savannah

Mississippi Power Company 2001 Annual Report


Electric and the Company as defendants. The complaint and notice of violation are similar to those brought against and issued to several other electric utilities. These complaints and notices of violation allege that the utilities had failed to secure necessary permits or install additional pollution control equipment when performing maintenance and construction at coal burning plants constructed or under construction prior to 1978. The U.S. District Court in Georgia granted Alabama Power's motion to dismiss for lack of jurisdiction and granted the system service company's motion to dismiss on the grounds that it neither owned nor operated the generating units involved in the proceedings. The court granted the EPA's motion to add Savannah Electric as a defendant, but it denied the motion to add Gulf Power and the Company based on lack of jurisdiction over those companies. The court directed the EPA to re-file its amended complaint limiting claims to those brought against Georgia Power and Savannah Electric. The EPA re-filed those claims as directed by the court. Also, the EPA re-filed its claims against Alabama Power in U.S. District Court in Alabama. It has not re-filed against Gulf Power, the system service company, or the Company.

     The Alabama Power, Georgia Power, and Savannah Electric cases have been stayed since the spring of 2001, pending a ruling by the U.S. Court of Appeals for the Eleventh Circuit in the appeal of a very similar New Source Review enforcement action against the Tennessee Valley Authority (TVA). The TVA case involves many of the same legal issues raised by the actions against Alabama Power, Georgia Power, and Savannah Electric. Because the outcome of the TVA case could have a significant adverse impact on Alabama Power and Georgia Power, both companies are parties to that case as well. The U.S. District Court in Alabama has indicated that it will revisit the issue of a continued stay in April 2002. The U.S. District Court in Georgia is currently considering a motion by the EPA to reopen the Georgia case. Georgia Power and Savannah Electric have opposed that motion.

     The Company believes that it complied with applicable laws and the EPA's regulations and interpretations in effect at the time the work in question took place. An adverse outcome of this matter could require substantial capital expenditures that cannot be determined at this time and could possibly require payment of substantial penalties. This could affect future results of operations, cash flows and possibly financial condition unless such costs can be recovered through regulated rates.

Retail Rate Adjustment Plans

The Company's retail base rates are set under a Performance Evaluation Plan
(PEP) approved by the MPSC in 1994. PEP was designed with the objective that the plan would reduce the impact of rate changes on the customer and provide incentives for the Company to keep customer prices low. PEP includes a mechanism for rate adjustments based on the Company's ability to maintain low rates for customers and on the Company's performance as measured by three indicators that emphasize price and service to the customer. PEP provides for semiannual evaluations of the Company's performance-based return on investment. Any change in rates is limited to 2 percent of retail revenues per evaluation period.

     In August 2001, the Company filed a request with the MPSC for a retail rate increase of approximately $46 million. In order to consider the Company's request, the MPSC suspended the semi-annual evaluations under PEP. In December 2001, after a full investigation and hearing on the Company's request, the MPSC approved an increase of approximately $39 million, which took effect in January 2002. Additionally, the MPSC ordered the Company to reactivate the semi-annual evaluations under PEP, beginning in February 2003 for the year 2002. PEP will remain in effect until the MPSC modifies, suspends, or terminates the plan. The MPSC also set for hearing in 2002 a review of the return on equity models used in PEP in setting the Company's authorized return on equity. This proceeding will conclude in 2002, so that changes to the PEP return on equity models, if any, may be incorporated into the February 2003 PEP evaluation filing for the period ending December 31, 2002. The outcome of this matter and any future impact to the Company cannot now be determined.

Environmental Compliance Overview Plan

The MPSC approved the Company's Environmental Compliance Overview Plan (ECO
Plan) in 1992. The ECO Plan establishes procedures to facilitate the MPSC's overview of the Company's environmental strategy and provides for recovery of costs (including costs of capital) associated with environmental projects approved by the MPSC. Under the ECO Plan, any increase in the annual revenue

Mississippi Power Company 2001 Annual Report


requirement is limited to 2 percent of retail revenues. However, the ECO Plan also provides for carryover of any amount over the 2 percent limit into the next year's revenue requirement. The Company conducts studies, when possible, to determine the extent of any required environmental remediation. Should such remediation be determined to be probable, reasonable estimates of costs to clean up such sites are developed and recognized in the financial statements. The Company recovers such costs under the ECO Plan as they are incurred, as provided for in the Company's 1995 ECO Plan Order. The Company filed its 2002 ECO Plan in January, which, if approved as filed, will result in a slight increase in customer prices.

Approval for New Capacity

In January 1998, the Company was granted a Certificate of Public Convenience and Necessity by the MPSC to build approximately 1,064 megawatts of combined cycle generation at the Company's Plant Daniel site, to be placed in service by June 2001. In December 1998, the Company requested approval to transfer the ownership rights under the certificate to Escatawpa Funding, Limited Partnership (Escatawpa), which will lease the facility to the Company (see Note 4, Commitments). In September 2000, the Company and the Mississippi Public Utilities Staff entered, and the MPSC in October 2000 approved, a new stipulation that modifies a January 1999 stipulation and order covering cost allocation. The 1999 stipulation and MPSC order would have excluded the new capacity from retail rate base and would have assigned the Company's existing generating facilities entirely to the retail jurisdiction. The new stipulation and MPSC order allocates a pro-rata share of the new capacity along with the Company's existing generating capacity to the retail jurisdiction. The Company's 2001 retail rate case reflected this methodology and the MPSC's December 2001 order on the retail rate case filing approved the Company's cost allocations.

4.  COMMITMENTS

Construction Program

The Company is engaged in continuous construction programs, the costs of which are currently estimated to total $84 million in 2002, $72 million in 2003, and $85 million in 2004. The construction program is subject to periodic review and revision, and actual construction costs may vary from the above estimates because of numerous factors. These factors include changes in business conditions; revised load growth estimates; changes in environmental regulations; increasing costs of labor, equipment and materials; and cost of capital. Significant construction will continue related to transmission and distribution facilities, and the upgrading of generating plants.

Lease Agreements

In 1989, the Company entered into a twenty-two year operating lease agreement for the use of 495 aluminum railcars. In 1994, a second lease agreement for the use of 250 additional aluminum railcars was also entered into for twenty-two years. The Company has the option to purchase the 745 railcars at the greater of lease termination value or fair market value, or to renew the leases at the end of the lease term. Both of these leases were for the transport of coal to Plant Daniel.

    Gulf Power, as joint owner of Plant Daniel Units 1 and 2, is responsible for one half of the lease cost. The Company's share (50%) of the leases, charged to fuel stock, was $1.9 million in 2001, $2.1 million in 2000, and $2.8 million in 1999. The Company's annual lease payments for 2002 through 2006 will average approximately $2.0 million and after 2006, lease payments total in aggregate approximately $12 million.

    In 1999, the Company signed an Agreement for Lease and a Lease Agreement with Escatawpa Funding, Limited Partnership (Escatawpa). These agreements called for the Company to design and construct, as agent for Escatawpa, a 1,064 megawatt natural gas combined cycle facility at the Company's Plant Victor J. Daniel Facility (Facility). In May 2001, the Facility was completed and placed into commercial operation. Effective with commercial operation of the Facility at Plant Daniel, the initial 10-year lease term under its lease arrangement for the Facility with Escatawpa began. The completion cost was approximately $370 million. The lease provides for a residual value guarantee (approximately 71% of the completion cost) by the Company that is due upon termination of the lease in certain circumstances. The lease also includes a purchase and renewal option. Upon termination of the lease, at the Company's option, the Company may either exercise its purchase option or the Facility can be sold to a third party. The Company expects that the fair market value of the leased Facility would

Mississippi Power Company 2001 Annual Report


substantially reduce or eliminate the Company's payment under the residual value guarantee. In 2001, the Company recognized approximately $18 million in lease expense. The Company estimates that its annual amount of future minimum operating lease payments, exclusive of any payment related to the residual value guarantee, as of December 31, 2001, were as follows:

Year                                          Lease Payments
----                                          --------------
                                               (in millions)
2002                                               $26.4
2003                                                25.5
2004                                                25.2
2005                                                25.0
2006                                                24.7
2007 and thereafter                                143.0
----------------------------------------------------------
Total commitments                                 $269.8
==========================================================

Fuel

To supply a portion of the fuel requirements of its generating plants, the Company has entered into various long-term commitments for the procurement of fuel. In most cases, these contracts contain provisions for price escalations, minimum production levels, and other financial commitments. In addition, the Company utilizes financial instruments to eliminated price volatility. Total estimated fixed-price obligations at December 31, 2001, were as follows:

Year                                               Fuel
----                                               ----
                                               (in millions)
2002                                               $225
2003                                                188
2004                                                  7
2005                                                  7
2006                                                  7
2007 and thereafter                                  86
----------------------------------------------------------
Total commitments                                  $520
==========================================================

    In addition, the system service company acts as agent for the five operating companies and Southern Power with regard to natural gas purchases. Natural gas purchases (in dollars) are based on various indices at the actual time of delivery; therefore, only the volume commitments are firm. The Company's committed volumes allocated based on usage projections, as of December 31, 2001 are as follows:


Year                                            Natural Gas
----                                            -----------
                                                  (MMBtu)
2002                                             40,345,416
2003                                             39,723,953
2004                                             22,521,216
2005                                             11,161,628
2006                                              8,044,570
2007 and thereafter                               2,981,474
------------------------------------------------------------
Total commitments                               124,778,257
============================================================

    Additional commitments for fuel will be required in the future to supply the Company's fuel needs.

5.  JOINT OWNERSHIP AGREEMENTS

The Company and Alabama Power own as tenants in common Units 1 and 2 at Plant Greene County located in Alabama. Additionally, the Company and Gulf Power own as tenants in common Units 1 and 2 at Plant Daniel located in Mississippi.

    At December 31, 2001, the Company's percentage ownership and investment in these jointly owned facilities were as follows:

                                        Company's
    Generating       Total    Percent     Gross       Accumulated
       Plant       Capacity  Ownership  Investment   Depreciation
       -----       --------  ---------  ----------   ------------
                  (Megawatts)               (in thousands)
 Greene County
  Units 1 and 2       500       40%     $ 65,486       $ 35,116

 Daniel
  Units 1 and 2     1,000       50%     $236,979       $116,766
 --------------------------------------------------------------

    The Company's share of plant operating expenses is included in the corresponding operating expenses in the Statements of Income.

 6. LONG-TERM CAPACITY SALES AND LEASE
    AGREEMENTS

The Company and the other operating companies of Southern Company have long-term contractual agreements for the sale of capacity and energy to certain non-affiliated utilities located outside the system's service area. Because the energy is generally sold at cost under these agreements, profitability is primarily affected by revenues from capacity sales. The Company's capacity revenues under these agreements were not material during the periods reported.

Mississippi Power Company 2001 Annual Report


    In 1984, the Company and Entergy Corp. (formerly Gulf States Utilities) entered into a 40-year transmission facilities agreement whereby Entergy began paying a use fee to the Company covering all expenses relative to ownership and operation and maintenance of a 500 kV line, including amortization of its original $57 million cost. For the three years ended 2001, use fees collected under this agreement, net of related expenses, amounted to approximately $2.7 million each year and are included within Other Income in the Statements of Income.

    During 2000, the Company entered into a 10-year capacity lease that began in mid 2001. The minimum capacity lease revenue that the Company will receive will average approximately $21 million per year over the 10-year period. Capacity revenues for 2001 were approximately $12.3 million and were classified as sales for resale in the financial statements.

7.  INCOME TAXES

At December 31, 2001, the tax-related regulatory assets and liabilities were $13 million and $24 million, respectively. These assets are attributable to tax benefits flowed through to customers in prior years and to taxes applicable to capitalized interest. These liabilities are attributable to deferred taxes previously recognized at rates higher than current enacted tax law and to unamortized investment tax credits.

    Details of the federal and state income tax provisions are shown below:

                                    2001       2000        1999
                                ----------------------------------
                                          (in thousands)
 Total provision for
    income taxes
 Federal --
    Current                       $43,596     $28,934    $33,379
    Deferred                       (8,661)        622     (3,973)
 -----------------------------------------------------------------
                                   34,935      29,556     29,406
 -----------------------------------------------------------------
 State --
    Current                         6,698       4,670      4,881
    Deferred                       (1,057)        130       (170)
 -----------------------------------------------------------------
                                    5,641       4,800      4,711
 -----------------------------------------------------------------
 Total                            $40,576     $34,356    $34,117
 =================================================================

    The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities are as follows:

                                      2001              2000
                                 -------------------------------
                                          (in thousands)
 Deferred tax liabilities:
    Accelerated depreciation        $147,147          $151,278
    Basis differences                  8,271             8,559
    Other                             34,544            24,136
 ---------------------------------------------------------------
 Total                               189,962           183,973
 ---------------------------------------------------------------
 Deferred tax assets:
    Other property
     basis differences                15,983            17,147
    Pension and
     other benefits                    9,474             9,528
    Property insurance                 1,547             3,558
    Unbilled fuel                      5,596             5,727
    Other                             27,269             9,669
 ---------------------------------------------------------------
 Total                                59,869            45,629
 ---------------------------------------------------------------
 Total deferred tax
    liabilities, net                 130,093           138,344
 Portion included in current
    assets, net                        8,820             1,565
 ---------------------------------------------------------------
 Accumulated deferred
    income taxes in the
    Balance Sheets                  $138,913          $139,909
 ===============================================================

    Deferred investment tax credits are amortized over the lives of the related property with such amortization normally applied as a credit to reduce depreciation in the Statements of Income. Credits amortized in this manner amounted to $1.2 million in 2001, 2000, and 1999. At December 31, 2001, all investment tax credits available to reduce federal income taxes payable had been utilized.

    A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                    2001       2000       1999
                                 --------------------------------
 Federal statutory rate             35.0%      35.0%      35.0%
 State income tax, net of
    federal deduction                3.4        3.4        3.4
 Non-deductible book
    depreciation                     0.5        0.6        0.7
 Other                              (0.8)      (1.5)      (1.6)
 ----------------------------------------------------------------
 Effective income tax rate          38.1%      37.5%      37.5%
 ================================================================

    Southern Company files a consolidated federal income tax return. Under a joint consolidated income tax agreement, each subsidiary's current and deferred tax expense is computed on a stand-alone basis. In accordance with Internal Revenue Service regulations, each company is jointly and severally liable for the tax liability.

Mississippi Power Company 2001 Annual Report


8. CAPITALIZATION

Preferred Securities

In February 1997, Mississippi Power Capital Trust I (Trust I), of which the Company owns all the common securities, issued $35 million of 7.75 percent mandatorily redeemable preferred securities. Substantially all of the assets of Trust I are $36 million aggregate principal amount of the Company's 7.75 percent junior subordinated notes due February 15, 2037.

    The Company considers that the mechanisms and obligations relating to the preferred securities, taken together, constitute a full and unconditional guarantee by the Company of the Trust's payment obligations with respect to the preferred securities.

    Trust I is a subsidiary of the Company, and accordingly is consolidated in the Company's financial statements.

Long-Term Debt Due Within One Year

A summary of the improvement fund requirements and scheduled maturities and redemptions of long-term debt due within one year is as follows:

                                              2001       2000
                                           ---------------------
                                              (in thousands)
 Bond improvement fund requirement          $   650    $1,000
 Less: Portion to be satisfied by
       certifying property additions            650     1,000
 --------------------------------------------------------------
 Cash sinking fund requirement                    -         -
 Current portion of other long-term debt     80,000         -
 Pollution control bond cash
    sinking fund requirements                    20        20
 --------------------------------------------------------------
 Total                                      $80,020    $   20
 ==============================================================

    The first mortgage bond improvement fund requirement is one percent of each outstanding series authenticated under the indenture of the Company prior to January 1 of each year, other than first mortgage bonds issued as collateral security for certain pollution control obligations. The requirement must be satisfied by June 1 of each year by depositing cash or reacquiring bonds, or by pledging additional property equal to 166-2/3 percent of such requirement.


Bank Credit Arrangements

At December 31, 2001, the Company had total committed credit agreements with banks for approximately $114.5 million. At year-end 2001, the unused portion of these committed credit agreements was approximately $114.5 million. These credit agreements expire at various dates in 2002 and 2003. Some of these agreements allow short-term borrowings to be converted into term loans, payable in 12 equal quarterly installments, with the first installment due at the end of the first calendar quarter after the applicable termination date or at an earlier date at the Company's option. In connection with these credit arrangements, the Company agrees to pay commitment fees based on the unused portions of the commitments or to maintain compensating balances with the banks. The amount of commercial paper outstanding at December 31, 2001 was $16 million.

Assets Subject to Lien

The Company's mortgage indenture dated as of September 1, 1941, as amended and supplemented, which secures the first mortgage bonds issued by the Company, constitutes a direct first lien on substantially all of the Company's fixed property and franchises.

Dividend Restrictions

The Company's first mortgage bond indenture and the corporate charter contain various common stock dividend restrictions. At December 31, 2001, approximately $118 million of retained earnings was restricted against the payment of cash dividends on common stock under the most restrictive terms of the mortgage indenture or corporate charter.

Mississippi Power Company 2001 Annual Report


9.  QUARTERLY FINANCIAL DATA
    (UNAUDITED)

Summarized quarterly financial data for 2001 and 2000 are as follows:

                                                       Net Income
                                                     After Dividends
                        Operating       Operating     On Preferred
    Quarter Ended        Revenues         Income          Stock
-------------------------------------------------------------------
                                     (in thousands)
March 2001               $171,312        $23,615        $  9,757
June 2001                 203,949         32,640          16,571
September 2001            235,916         53,263          30,379
December 2001             184,888         23,315           7,180

March 2000               $134,705        $18,593        $  6,722
June 2000                 176,028         28,130          12,232
September 2000            220,119         53,943          28,762
December 2000             156,750         21,904           7,256
-------------------------------------------------------------------

    The Company's business is influenced by seasonal weather conditions and the timing of rate changes.

SELECTED FINANCIAL AND OPERATING DATA 1997-2001
Mississippi Power Company 2001 Annual Report


--------------------------------------------------------------------------------------------------------------------------------
                                                           2001            2000            1999            1998            1997
--------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)*                     $796,065        $687,602        $633,004        $595,131        $543,588
Net Income after Dividends
  on Preferred Stock (in thousands)                     $63,887         $54,972         $54,809         $55,105         $54,010
Cash Dividends
  on Common Stock (in thousands)                        $50,200         $54,700         $56,100         $51,700         $49,400
Return on Average Common Equity (percent)                 14.25           13.80           14.00           14.15           14.00
Total Assets (in thousands)                          $1,333,533      $1,268,781      $1,251,136      $1,189,605      $1,166,829
Gross Property Additions (in thousands)                 $61,193         $81,211         $75,888         $68,231         $55,375
--------------------------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                    $491,680        $404,898        $391,968        $391,231        $387,824
Preferred stock                                          31,809          31,809          31,809          31,809          31,896
Company obligated mandatorily
  redeemable preferred securities                        35,000          35,000          35,000          35,000          35,000
Long-term debt                                          233,753         370,511         321,802         292,744         291,665
--------------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)          $792,242        $842,218        $780,579        $750,784        $746,385
================================================================================================================================
Capitalization Ratios (percent):
Common stock equity                                        62.1            48.1            50.2            52.1            52.0
Preferred stock                                             4.0             3.8             4.1             4.2             4.3
Company obligated mandatorily
  redeemable preferred securities                           4.4             4.2             4.5             4.7             4.7
Long-term debt                                             29.5            43.9            41.2            39.0            39.0
--------------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)             100.0           100.0           100.0           100.0           100.0
================================================================================================================================
Security Ratings:
First Mortgage Bonds -
  Moody's                                                   Aa3             Aa3             Aa3             Aa3             Aa3
  Standard and Poor's                                        A+              A+             AA-             AA-             AA-
  Fitch                                                     AA-             AA-             AA-             AA-             AA-
Preferred Stock -
  Moody's                                                    A3              a1              a1              a1              a1
  Standard and Poor's                                      BBB+            BBB+              A-               A               A
  Fitch                                                       A               A               A              A+              A+
Unsecured Long-Term Debt -
  Moody's                                                    A1               -               -               -               -
  Standard and Poor's                                         A               -               -               -               -
  Fitch                                                      A+               -               -               -               -
================================================================================================================================
Customers (year-end):
Residential                                             158,852         158,253         157,592         156,530         156,650
Commercial                                               32,538          32,372          31,837          31,319          31,667
Industrial                                                  498             517             546             587             642
Other                                                       173             206             202             200             200
--------------------------------------------------------------------------------------------------------------------------------
Total                                                   192,061         191,348         190,177         188,636         189,159
================================================================================================================================
Employees (year-end):                                     1,316           1,319           1,328           1,230           1,245
--------------------------------------------------------------------------------------------------------------------------------
* 1999 data includes the true-up of the unbilled revenue estimates.

SELECTED FINANCIAL AND OPERATING DATA 1997-2001 (continued)
Mississippi Power Company 2001 Annual Report


------------------------------------------------------------------------------------------------------------------------------------
                                                               2001            2000            1999            1998            1997
------------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)*:
Residential                                               $ 164,716        $170,729        $159,945        $157,642        $138,608
Commercial                                                  163,253         163,552         153,936         145,677         134,208
Industrial                                                  156,525         159,705         151,244         135,039         140,233
Other                                                         4,659           4,565           4,309           4,209           4,193
------------------------------------------------------------------------------------------------------------------------------------
Total retail                                                489,153         498,551         469,434         442,567         417,242
Sales for resale  - non-affiliates                          204,623         145,931         131,004         121,225         105,141
Sales for resale  - affiliates                               85,652          27,915          19,446          18,285          10,143
------------------------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                    779,428         672,397         619,884         582,077         532,526
Other revenues                                               16,637          15,205          13,120          13,054          11,062
------------------------------------------------------------------------------------------------------------------------------------
Total                                                      $796,065        $687,602        $633,004        $595,131        $543,588
====================================================================================================================================
Kilowatt-Hour Sales (in thousands)*:
Residential                                               2,162,623       2,286,143       2,248,255       2,248,915       2,039,042
Commercial                                                2,840,840       2,883,197       2,847,342       2,623,276       2,407,520
Industrial                                                4,275,781       4,376,171       4,407,445       3,729,166       3,981,875
Other                                                        41,009          41,153          40,091          39,772          40,508
------------------------------------------------------------------------------------------------------------------------------------
Total retail                                              9,320,253       9,586,664       9,543,133       8,641,129       8,468,945
Sales for resale  - non-affiliates                        5,011,212       3,674,621       3,256,175       3,157,837       2,895,182
Sales for resale  - affiliates                            2,952,455         452,611         539,939         552,142         478,884
------------------------------------------------------------------------------------------------------------------------------------
Total                                                    17,283,920      13,713,896      13,339,247      12,351,108      11,843,011
====================================================================================================================================
Average Revenue Per Kilowatt-Hour (cents)*:
Residential                                                    7.62            7.47            7.11            7.01            6.80
Commercial                                                     5.75            5.67            5.41            5.55            5.57
Industrial                                                     3.66            3.65            3.43            3.62            3.52
Total retail                                                   5.25            5.20            4.92            5.12            4.93
Sales for resale                                               3.64            4.21            3.96            3.76            3.42
Total sales                                                    4.51            4.90            4.65            4.71            4.50
Residential Average Annual
  Kilowatt-Hour Use Per Customer *                           13,634          14,445          14,301          14,376          13,132
Residential Average Annual
  Revenue Per Customer *                                  $1,038.41       $1,078.76       $1,017.42       $1,007.68         $892.68
Plant Nameplate Capacity
Ratings (year-end) (megawatts)                                3,156           2,086           2,086           2,086           2,086
Maximum Peak-Hour Demand (megawatts):
Winter                                                        2,249           2,305           2,125           1,740           1,922
Summer                                                        2,466           2,593           2,439           2,339           2,209
Annual Load Factor (percent)                                   60.7            59.3            59.6            58.0            59.1
Plant Availability Fossil-Steam (percent):                     92.8            92.6            91.0            90.0            92.4
------------------------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                           52.0            67.8            69.4            66.5            70.5
Oil and gas                                                    35.9            13.5            15.9            14.5            12.5
Purchased power -
  From non-affiliates                                           3.1             7.7             6.2             8.0             3.0
  From affiliates                                               9.0            11.0             8.5            11.0            14.0
------------------------------------------------------------------------------------------------------------------------------------
Total                                                         100.0           100.0           100.0           100.0           100.0
====================================================================================================================================
* 1999 data includes the true-up of the unbilled revenue estimates.

                      SAVANNAH ELECTRIC AND POWER COMPANY
                               FINANCIAL SECTION

MANAGEMENT'S REPORT
Savannah Electric and Power Company 2001 Annual Report


The management of Savannah Electric and Power Company has prepared--and is responsible for--the financial statements and related information included in this report. These statements were prepared in accordance with accounting principles generally accepted in the United States and necessarily include amounts that are based on the best estimates and judgments of management. Financial information throughout this annual report is consistent with the financial statements.

     The Company maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that accounting records reflect only authorized transactions of the Company. Limitations exist in any system of internal controls, however, based on a recognition that the cost of the system should not exceed its benefits. The Company believes its system of internal accounting controls maintains an appropriate cost/benefit relationship.

     The Company's system of internal accounting controls is evaluated on an ongoing basis by the Company's internal audit staff. The Company's independent public accountants also consider certain elements of the internal control system in order to determine their auditing procedures for the purpose of expressing an opinion on the financial statements.

     The audit committee of the board of directors, composed of five independent directors who are not employees, provides a broad overview of management's financial reporting and control functions. Periodically, this committee meets with management, the internal auditors and the independent public accountants to ensure that these groups are fulfilling their obligations and to discuss auditing, internal controls and financial reporting matters. The internal auditors and the independent public accountants have access to the members of the audit committee at any time.

     Management believes that its policies and procedures provide reasonable assurance that the Company's operations are conducted according to a high standard of business ethics.

     In management's opinion, the financial statements present fairly, in all material respects, the financial position, results of operations, and cash flows of Savannah Electric and Power Company in conformity with accounting principles generally accepted in the United States.


/s/Anthony R. James
Anthony R. James
President
and Chief Executive Officer


/s/K.R. Willis
K. R. Willis
Vice President,
Treasurer, Chief Financial Officer
and Assistant Secretary

February 13, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Savannah Electric and Power Company:


We have audited the accompanying balance sheets and statements of capitalization of Savannah Electric and Power Company (a Georgia corporation and a wholly owned subsidiary of Southern Company) as of December 31, 2001 and 2000, and the related statements of income, common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements (pages II-192 through II-206) referred to above present fairly, in all material respects, the financial position of Savannah Electric and Power Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

    As explained in Note 1 to the financial statements, effective January 1, 2001, Savannah Electric and Power Company changed its method of accounting for derivative instruments and hedging activities.




/s/Arthur Andersen LLP
Atlanta, Georgia
February 13, 2002

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
Savannah Electric and Power Company 2001 Annual Report


RESULTS OF OPERATIONS
---------------------

Earnings

Savannah Electric and Power Company's net income for 2001 totaled $22.1 million, representing a decrease of $0.9 million or 3.9 percent from the prior year. Earnings were down primarily due to lower retail revenues.

     In 2000, earnings were $23.0 million, representing no significant change from the prior year.

Revenues

Total operating revenues for 2001 were $283.9 million, reflecting a 4.0 percent decrease when compared to 2000. The following table summarizes the factors affecting operating revenues for the past two years:

                                                  Increase (Decrease)
                                    Amount          From Prior Year
                               --------------------------------------
                                     2001           2001       2000
                               --------------------------------------
                                          (in thousands)
    Retail --
       Base Revenues              $159,839    $  (1,968)     $9,272
       Fuel cost recovery
         and other                 109,333       (11,482)    31,085
    -----------------------------------------------------------------
    Total retail                   269,172       (13,450)    40,357
    -----------------------------------------------------------------
    Sales for resale --
       Non-affiliates                8,884         4,136      1,353
       Affiliates                    3,205        (1,769)       823
    -----------------------------------------------------------------
    Total sales for resale          12,089         2,367      2,176
    -----------------------------------------------------------------
    Other operating revenues         2,591          (783)     1,591
    -----------------------------------------------------------------
    Total operating revenues      $283,852      $(11,866)   $44,124
    =================================================================
    Percent change                                  (4.0)%     17.5%
    -----------------------------------------------------------------

     Retail revenues decreased 4.8 percent or $13.5 million in 2001 as compared to 2000. The primary contributors to the decrease were the negative impact of mild weather on energy sales and a decrease in fuel revenues, partially due to a lower average cost of fuel consumed.

     Electric rates include provisions to adjust billings for fluctuations in fuel costs, the energy component of purchased power costs, and certain other costs. Under these fuel recovery provisions, fuel revenues generally equal fuel expenses--including the fuel component of purchased energy--and do not affect net income. However, cash flow is affected by the economic loss from untimely recovery of these receivables. In May 2001, the Company implemented a Fuel Cost Recovery (FCR) rate increase under a Georgia Public Service Commission
(GPSC) rate order. The order established a new fuel rate to better reflect current fuel costs and to collect the under-recovered balance. The GPSC-approved FCR anticipated a three year recovery of the under-recovered fuel balance. Due to the current year decreases in fuel costs, the Company recovered approximately 70 percent of this balance by year-end 2001.

     Revenues from sales to utilities outside the service area under long-term contracts consist of capacity and energy components. These transactions do not have a significant impact on earnings.

     Sales to affiliated companies within the Southern electric system vary from year to year depending on demand and the availability and cost of generating resources at each company. These energy sales do not have a significant impact on earnings.

Energy Sales

Changes in revenues are influenced heavily by the amount of energy sold each year. Kilowatt-hour (KWH) sales for 2001 and the percent change by year were as follows:
                           KWH            Percent Change
                       -------------    -------------------
                           2001           2001      2000
                       -------------    -------------------
                        (in millions)
Residential                   1,659       (0.7)%     5.8%
Commercial                    1,388        1.4       6.3
Industrial                      788       (1.6)     12.2
Other                           134       (1.4)      2.5
                       -------------
Total retail                  3,969       (0.2)      7.1
Sales for resale --
  Non-affiliates                111       43.4      50.3
  Affiliates                     88       (1.0)     15.1
                       -------------
Total                         4,168        0.6%      7.8%
===========================================================

     Total retail energy sales in 2001 decreased slightly from the prior year. Residential sales decreased reflecting mild weather, somewhat offset by continued growth in customers. Industrial sales decreased reflecting a slowing of the economy. Commercial energy sales increased 1.4 percent reflecting continued customer growth.

Savannah Electric and Power Company 2001 Annual Report


     In 2000, total retail energy sales were up by 7.1 percent from the prior year, reflecting increased energy sales of 12.2 percent to industrial customers due to the re-opening of an industrial facility under new ownership. Residential and commercial energy sales also increased reflecting weather related demand and customer growth.

Expenses

Total operating expenses for 2001 were $234.3 million, a decrease of $9.0 million from the prior year due primarily to decreases in fuel expense and purchased power from both affiliates and non-affiliates. The decrease in fuel expense is attributable to a decrease in generation and lower fuel costs. Purchased power decreased due principally to lower energy costs. Other operation expense was lower reflecting decreased costs associated with discontinuation of a marketing program and lower administrative and general expenses. Maintenance expense increased from 2000 reflecting higher power delivery costs to support improved customer reliability.

     In 2000, total operating expenses were $243.3 million, an increase of $41.8 million from the prior year. This increase was due primarily to increases in purchased power from both affiliates and non-affiliates and fuel expense. Purchased power increased due principally to higher energy costs. Other operation expense was higher reflecting increased benefit expenses. Maintenance expense increased from 1999 reflecting higher power delivery and power generation maintenance costs to support improved customer reliability and unit availability, respectively. Depreciation and amortization increased reflecting additional depreciation charges related to the GPSC accounting order. See Note 3 to the financial statements for additional information on the GPSC's 1998 accounting order.

     Fuel and purchased power costs constitute the single largest expense for the Company. The mix of energy supply is determined primarily by system load, the unit cost of fuel consumed, and the availability of units.

     The amount and sources of energy supply and the total average cost of energy supply were as follows:

                                          2001     2000     1999
                                       --------------------------
Total energy supply
   (millions of KWHs)                    4,310    4,286    4,039
Sources of energy supply
   (percent) --
     Coal                                   50       52       45
     Oil                                     1        2        2
     Gas                                     3        5       10
     Purchased Power                        46       41       43
Total average cost of
   energy supply (cents)                  2.87     3.09     2.44
-----------------------------------------------------------------

Effects of Inflation

The Company is subject to rate regulation and income tax laws that are based on the recovery of historical costs. Therefore, inflation creates an economic loss because the Company is recovering its costs of investments in dollars that have less purchasing power. While the inflation rate has been relatively low in recent years, it continues to have an adverse effect on the Company because of the large investment in utility plant with long economic lives. Conventional accounting for historical cost does not recognize this economic loss nor the partially offsetting gain that arises through financing facilities with fixed-money obligations such as long-term debt and trust preferred securities. Any recognition of inflation by regulatory authorities is reflected in the rate of return allowed.

Future Earnings Potential

General

The results of operations for the past three years are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors ranging from energy sales growth to a less regulated, more competitive environment.

     Future earnings in the near term will depend upon growth in energy sales, which is subject to a number of factors. These factors include weather, competition, new short and long-term contracts with neighboring utilities, energy conservation practiced by customers, the elasticity of demand, and the rate of economic growth in the Company's service area.

Savannah Electric and Power Company 2001 Annual Report


     The Company currently operates as a vertically integrated utility providing electricity to customers within the traditional service area of southeastern Georgia. Prices for electricity provided by the Company to retail customers are set by the GPSC. Prices for electricity relating to jointly owned generating facilities, interconnecting transmission lines, and the exchange of electric power are set by the Federal Energy Regulatory Commission (FERC).

     As part of the Company's retail rate settlement in 1992, it was informally agreed that the Company's earned rate of return on common equity should be 12.95 percent. In 1998, the GPSC issued a four-year accounting order settling its review of the Company's earnings. See Note 3 to the financial statements for additional information.

     Southern Power Company, a new Southern Company affiliate formed in 2001 to construct, own, and manage wholesale generating assets in the Southeast, is currently constructing two 566 megawatt combined cycle units at Plant Wansley to begin operation in 2002. The GPSC has certified the Company's purchase of 200 megawatts of capacity from these units to serve its retail customers for approximately seven years.

     The Company filed a base rate case on November 30, 2001 for the first time since 1985. The primary reason for this base rate case is to recover significant new costs related to the Plant Wansley power purchase agreement beginning June 2002, as well as other operation and maintenance expense changes. The requested increase is 7.6 percent of total rates (base plus fuel). In the filing, the Company announced it would file for a fuel decrease in early 2002 to offset most, if not all, of the base rate increase.

     The Company is involved in various matters being litigated. See Note 3 to the financial statements for information regarding material issues that could possibly affect future earnings.

     Compliance costs related to current and future environmental laws and regulations could affect earnings if such costs are not fully recovered. The Clean Air Act and other important environmental items are discussed under "Environmental Matters."

Industry Restructuring

The electric utility industry in the United States is currently undergoing a period of dramatic change as a result of regulatory and competitive factors. Among the primary agents of change has been the Energy Policy Act of 1992 (Energy Act). The Energy Act allows independent power producers (IPPs) to access the Company's transmission network in order to sell electricity to other utilities. This enhances the incentive for IPPs to build cogeneration plants for industrial and commercial customers and sell energy generation to other utilities. Also, electricity sales for resale rates are affected by wholesale transmission access and numerous potential new energy suppliers, including power marketers and brokers.

     Although the Energy Act does not permit retail customer access, it was a major catalyst for the current restructuring and consolidation taking place within the utility industry. Numerous federal and state initiatives are in varying stages to promote wholesale and retail competition. Among other things, these initiatives allow customers to choose their electricity provider. Some states have approved initiatives that result in a separation of the ownership and/or operation of generating facilities from the ownership and/or operation of transmission and distribution facilities. While the GPSC has held workshops to discuss retail competition and industry restructuring, there has been no proposed or enacted legislation to date in Georgia. Enactment would require numerous issues to be resolved, including significant ones relating to recovery of any stranded investments, full cost recovery of energy produced, and other issues related to the energy crisis that occurred in California. As a result of that crisis, many states have either discontinued or delayed implementation of initiatives involving retail deregulation. The Company does compete with other electric suppliers within the state. In Georgia, most new retail customers with at least 900 kilowatts of connected load may choose their electricity supplier.

     In December 1999, the FERC issued its final rule on Regional Transmission Organizations (RTOs). The order encouraged utilities owning transmission systems to form RTOs on a voluntary basis. Southern Company and its operating companies, including the Company, have submitted a series of status reports informing the

Savannah Electric and Power Company 2001 Annual Report


FERC of progress toward the development of a Southeastern RTO. In these status reports, Southern Company explained that it is developing a for-profit RTO known as SeTrans with a number of non-jurisdictional cooperative and public power entities. Recently, Entergy Corporation and Cleco Power joined the SeTrans development process. In January 2002, the sponsors of SeTrans held a public meeting to form a Stakeholder Advisory Committee, which will participate in the development of the RTO. Southern Company continues to work with the other sponsors to develop the SeTrans RTO. The creation of SeTrans is not expected to have a material impact on Southern Company's financial statements. The outcome of this matter cannot now be determined.

Accounting Policies

Critical Policy

The Company's significant accounting policies are described in Note 1 to the financial statements. The Company's most critical accounting policy involves rate regulation. The Company is subject to the provisions of Financial Accounting Standards Board (FASB) Statement No. 71, Accounting for the Effects of Certain Types of Regulation. In the event that a portion of the Company's operations is no longer subject to these provisions, the Company would be required to write off related regulatory assets and liabilities that are not specifically recoverable and determine if any other assets have been impaired. See Note 1 to the financial statements under "Regulatory Assets and Liabilities" for additional information.

New Accounting Standards

Effective January 2001, the Company adopted FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Statement No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement requires that certain derivative instruments be recorded in the balance sheet as either an asset or liability measured at fair value, and that changes in the fair value be recognized currently in earnings unless specific hedge accounting criteria are met. See
Note 1 to the financial statements under "Financial Instruments" for additional information. The impact on net income in 2001 was not material. An additional interpretation of Statement No. 133 will result in a change -- effective April 1, 2002 -- in accounting for certain contracts related to fuel supplies that contain quantity options. These contracts will be accounted for as derivatives and marked to market. However, due to the existence of the Company's cost-based fuel recovery clause, this change is not expected to have a material impact on net income.

     On June 1, 2001, the Company implemented a natural gas/oil hedging program which was ordered by the GPSC as part of the fuel cost recovery increase filing. The maximum annual dollar amount of the hedges recoverable through the fuel cost recovery clause is 10 percent of the annual gas/oil budget or $1.5 million for 2001 and $2.4 million for 2002.

     In June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets, which establishes new accounting and reporting standards for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion No. 17. Statement No. 142 addresses how intangible assets that are acquired individually or with a group of other assets -- but not those acquired in a business combination -- should be accounted for upon acquisition and on an ongoing basis. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, which are no longer limited to 40 years. The Company adopted Statement No. 142 in January 2002 with no material impact on the financial statements.

     Also in June 2001, the FASB issued Statement No. 143, Asset Retirement Obligations, which establishes new accounting and reporting standards for legal obligations associated with retiring assets, including decommissioning of nuclear plants. The liability for an asset's future retirement must be recorded in the period in which the liability is incurred. The cost must be capitalized as part of the related long-lived asset and depreciated over the asset's useful life. Changes in the liability resulting from the passage of time will be recognized as operating expenses. Statement No. 143 must be adopted by January 1, 2003. The Company has not yet quantified the impact of adopting Statement No. 143 on its financial statements.

Savannah Electric and Power Company 2001 Annual Report


FINANCIAL CONDITION
-------------------

Overview

The principal change in the Company's financial condition in 2001 was the addition of $31.3 million to utility plant. The funds needed for gross property additions are currently provided from operating activities, principally from earnings, and non-cash charges to income such as depreciation and deferred income taxes and from financing activities. See Statements of Cash Flows for additional information.

Credit Rating Risk

The Company does not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.

Exposure to Market Risks

Due to cost-based regulation, the Company has limited exposure to market volatility in interest rates, commodity fuel prices, and prices of electricity. To mitigate residual risks relative to movements in electricity prices, the Company enters into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market. At December 31, 2001, exposure from these activities was not material to the Company's financial statements. Also, if the Company sustained a 100 basis point change in interest rates for all variable rate long-term debt, the change would affect annualized interest expense by approximately $0.2 million at December 31, 2001. Fair values of changes in energy trading contracts and year-end valuations are as follows:

                                                  Changes
                                              During the Year
                                           -------------------
                                               Fair Value
--------------------------------------------------------------
                                               (in thousands)
Contracts beginning of year                        $    36
Contracts realized or settled                          (32)
New contracts at inception                               -
Changes in valuation techniques                          -
Current period changes                              (1,057)
--------------------------------------------------------------
Contracts end of year                              $(1,053)
==============================================================

                                       Source of Year-End
                                        Valuation Prices
                              ---------------------------------
                                                  Maturity
                                 Total     --------------------
                               Fair Value    Year 1   1-3 Years
---------------------------------------------------------------
                                       (in thousands)
---------------------------------------------------------------
Actively quoted                 $(1,053)    $(1,051)      $(2)
External sources                      -           -         -
Models and other
  methods                             -           -         -
---------------------------------------------------------------
Contracts end of Year           $(1,053)    $(1,051)      $(2)
===============================================================

     For additional information, see Note 1 to the financial statements under "Financial Instruments."

Capital Structure

As of December 31, 2001, the Company's capital structure consisted of 46.8 percent common stockholder's equity, 10.6 percent trust preferred securities, and 42.6 percent long-term debt, excluding amounts due within one year.

     Maturities and retirements of long-term debt were $50.7 million in 2001, $0.4 million in 2000, and $16.2 million in 1999.

     In May 2001, the Company issued $20 million of series B 5.12% senior notes maturing in 2003 and $45 million of series C 6.55% senior notes maturing in 2008. The Company used these proceeds to redeem its $20 million 6 3/8 Series First Mortgage Bonds due in 2003, to repay long-term bank loans in the amount of $30 million, and to repay a portion of its short-term indebtedness.

     The composite interest rates and dividend rates for the years 1999 through 2001 as of year-end were as follows:

                                      2001       2000       1999
                                  -------------------------------
Composite interest rates
   on long-term debt                  5.9%       6.6%       6.4%
Trust preferred securities
   dividend rate                      6.9%       6.9%       6.9%
-----------------------------------------------------------------

Capital Requirements for Construction

The Company's projected construction expenditures for the next three years total $115.7 million ($34.8 million in 2002, $37.6 million in 2003, and $43.3 million in 2004). Actual construction costs may vary from this estimate because of

Savannah Electric and Power Company 2001 Annual Report


factors such as changes in: business conditions; environmental regulations; load projections; the cost and efficiency of construction labor, equipment and materials; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered. Construction and upgrading of new and existing transmission and distribution facilities and upgrading of generating plants will be continuing.

Other Capital Requirements

In addition to the funds needed for the construction program, approximately $22.5 million will be needed by the end of 2004 for maturities of long-term debt and present sinking fund requirements.

    Capital requirements, lease obligations, and purchase commitments - discussed in Notes 4 and 6 to the financial statements -- are as follows:

                                 2002         2003       2004
 ------------------------------------------------------------
                                       (in thousands)
Notes                          $    -      $20,000     $    -
Bonds -
    First mortgage                436           -           -
    Pollution control               -           -           -
Leases -
    Capital                       742         688         627
    Operating                     429         429         429
Purchase commitments
    Fuel                       34,000         300         300
    Purchased power             9,944      13,640      13,656
-------------------------------------------------------------

     Credit arrangements at the beginning of 2002, are as follows:

                                   Expires
                         ---------------------------------
 Total                   2002              2003
 ---------------------------------------------------------
                         (in thousands)
 $65,500              $45,500           $20,000
----------------------------------------------------------

     For additional information, see Note 6 to the financial statements under "Bank Credit Arrangements".

Environmental Matters

On November 3, 1999, the Environmental Protection Agency (EPA) brought a civil action in the U.S. District Court against Alabama Power, Georgia Power, and the system service company. The complaint alleges violations of the prevention of significant deterioration and new source review provisions of the Clean Air Act with respect to five coal-fired generating facilities in Alabama and Georgia. The civil action requests penalties and injunctive relief, including an order requiring the installation of the best available control technology at the affected units. The EPA concurrently issued to Southern Company's operating companies a notice of violation related to 10 generating facilities, which includes the five facilities mentioned previously and the Company's Plant Kraft. In early 2000, the EPA filed a motion to amend its complaint to add the violations alleged in its notice of violation, and to add Gulf Power, Mississippi Power, and the Company as defendants. The complaint and notice of violation are similar to those brought against and issued to several other electric utilities. These complaints and notices of violation allege that the utilities had failed to secure necessary permits or install additional pollution control equipment when performing maintenance and construction at coal burning plants constructed or under construction prior to 1978. The U.S. District Court in Georgia granted Alabama Power's motion to dismiss for lack of jurisdiction in Georgia and granted the system service company's motion to dismiss on the grounds that it neither owned nor operated the generating units involved in the proceedings. The court granted the EPA's motion to add the Company as a defendant, but it denied the motion to add Gulf Power and Mississippi Power based on lack of jurisdiction over those companies. The court directed the EPA to re-file its amended complaint limiting claims to those brought against Georgia Power and the Company. The EPA re-filed those claims as directed by the court. Also, the EPA re-filed its claims against Alabama Power in U.S. District Court in Alabama. It has not re-filed against Gulf Power, Mississippi Power, or the system service company. The Alabama Power, Georgia Power, and the Company's cases have been stayed since the spring of 2001, pending a ruling by the U.S. Court of Appeals for the Eleventh Circuit in the appeal of a very similar New Source Review enforcement action against the Tennessee Valley Authority (TVA). The TVA case involves many of the same legal issues raised by the actions against Alabama Power, Georgia Power, and the Company. Because the outcome of

Savannah Electric and Power Company 2001 Annual Report


the TVA case could have a significant adverse impact on Alabama Power and Georgia Power, both companies are parties to that case as well. The U.S. District Court in Alabama has indicated that it will revisit the issue of a continued stay in April 2002. The U.S. District Court in Georgia is currently considering a motion by the EPA to reopen the Georgia case. Georgia Power and the Company have opposed that motion.

     The Company believes that it complied with applicable laws and the EPA's regulations and interpretations in effect at the time the work in question took place. The Clean Air Act authorizes civil penalties of up to $27,500 per day per violation at each generating unit. Prior to January 30, 1997, the penalty was $25,000 per day. An adverse outcome of this matter could require substantial capital expenditures that cannot be determined at this time and possibly require payment of substantial penalties. This could affect future results of operations, cash flows, and possibly financial condition if such costs are not recovered through regulated rates.

     In November 1990, the Clean Air Act Amendments of 1990 (Clean Air Act) were signed into law. Title IV of the Clean Air Act--the acid rain compliance provision of the law--significantly affected the Company and other subsidiaries of Southern Company. Specific reductions in sulfur dioxide and nitrogen oxide emissions from fossil-fired generating plants were required in two phases. Phase I compliance began in 1995. Southern Company's subsidiaries, including the Company, achieved Phase I compliance at the affected plants by primarily switching to low-sulfur coal and with some equipment upgrades. The construction expenditures for Phase I compliance totaled approximately $2 million for the Company.

    Phase II sulfur dioxide compliance was required in 2000. Southern Company used emission allowances and fuel switching to comply with Phase II requirements. Phase II compliance had no significant impact on the Company.

     A significant portion of costs related to the acid rain and ozone non-attainment provisions of the Clean Air Act is expected to be recovered through existing ratemaking provisions. However, there can be no assurance that all Clean Air Act costs will be recovered.

     In July 1997, the EPA revised the national ambient air quality standards for ozone and particulate matter. This revision made the standards significantly more stringent. In the subsequent litigation of these standards, the U.S. Supreme Court found the EPA's implementation program for the new ozone standard unlawful and remanded it to the EPA. In addition, the Federal District of Columbia Circuit Court of Appeals is considering other legal challenges to these standards. If the standards are eventually upheld, implementation could be required by 2007 to 2010.

     In September 1998, the EPA issued regional nitrogen oxide reduction rules to the states for implementation. The final rule affects 21 states, including Georgia. Compliance is required by May 31, 2004 for most states. For Georgia, further rulemaking was required, and proposed compliance was delayed until May 1, 2005.

     In December 2000, having completed its utility studies for mercury and other hazardous air pollutants (HAPS), the EPA issued a determination that an emission control program for mercury and, perhaps, other HAPS is warranted. The program is being developed under the Maximum Achievable Control Technology provisions of the Clean Air Act, and the regulations are scheduled to be finalized by the end of 2004 with implementation to take place around 2007. In January 2001, the EPA proposed guidance for the determination of Best Available Retrofit Technology (BART) emission controls under the Regional Haze Regulations. Installation of BART controls is expected to take place around 2010. Litigation of the Regional Haze Regulations, including the BART provisions, is ongoing in the Federal District of Columbia Circuit Court of Appeals. A court decision is expected in mid-2002.

     Implementation of the final state rules for these initiatives could require substantial further reductions in nitrogen oxide and sulfur dioxide and reductions in mercury and other HAPS emissions from fossil-fired generating facilities and other industries in these states. Additional compliance costs and capital expenditures resulting from the implementation of these rules and standards cannot be determined until the results of legal challenges are known, and the states have adopted their final rules.

Savannah Electric and Power Company 2001 Annual Report


     In October 1997, the EPA issued regulations setting forth requirements for Compliance Assurance Monitoring (CAM) in its state and federal operating permit programs. These regulations were amended by the EPA in March 2001 in response to a court order resolving challenges to the rules brought by environmental groups and industry. Generally, this rule affects the operation and maintenance of electrostatic precipitators and could involve significant additional ongoing expense.

     The EPA and state environmental regulatory agencies are reviewing and evaluating various other matters including: control strategies to reduce regional haze; limits on pollutant discharges to impaired waters; cooling water intake restrictions; and hazardous waste disposal requirements. The impact of any new standards will depend on the development and implementation of applicable regulations.

     The Company must comply with other environmental laws and regulations that cover the handling and disposal of hazardous waste. Under these various laws and regulations, the Company could incur substantial costs to clean up properties. The Company conducts studies to determine the extent of any required cleanup and will recognize in the financial statements costs to clean up known sites.

     Several major pieces of environmental legislation are being considered for reauthorization or amendment by Congress. These include: the Clean Air Act; the Clean Water Act; the Comprehensive Environmental Response, Compensation, and Liability Act; the Resource Conservation and Recovery Act; the Toxic Substances Control Act; and the Endangered Species Act. Changes to these laws could affect many areas of the Company's operations. The full impact of any such changes cannot be determined at this time.

     Compliance with possible additional legislation related to global climate change, electromagnetic fields, and other environmental and health concerns could significantly affect the Company. The impact of new legislation--if any--will depend on the subsequent development and implementation of applicable regulations. In addition, the potential exists for liability as the result of lawsuits alleging damages caused by electromagnetic fields.

Sources of Capital

At December 31, 2001, the Company had $65.5 million of short-term and revolving credit arrangements with banks to meet its short-term cash needs and to provide additional interim funding for the Company's construction program. Revolving credit arrangements total $20 million, of which $10 million expires April 30, 2003 and $10 million expires December 31, 2003.

     The Company may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper at the request and for the benefit of the Company and the other Southern Company operating companies. At December 31, 2001, the Company had outstanding $32.2 million of commercial paper.

     The Company's committed credit arrangements provide liquidity support to the Company's variable rate obligations and to its commercial paper program. The amount of variable rate obligations outstanding at December 31, 2001 was $22.6 million.

     It is anticipated that the funds required for construction and other purposes, including compliance with environmental regulations, will be derived from sources similar to those used in the past. These sources were primarily from the issuances of first mortgage bonds, other long-term debt, and preferred stock, in addition to pollution control revenue bonds issued for the Company's benefit by public authorities, to meet long-term external financing requirements. Recently, the Company's financings have consisted of unsecured debt and trust preferred securities. The Company is required to meet certain earnings coverage requirements specified in its mortgage indenture and corporate charter to issue new first mortgage bonds and preferred stock. The Company's coverage ratios are sufficiently high to permit, at present interest rate levels, any foreseeable security sales. There are no restrictions on the amount of unsecured indebtedness allowed. The amount of securities which the Company will be permitted to issue in the future will depend upon market conditions and other factors prevailing at that time.

Savannah Electric and Power Company 2001 Annual Report


Cautionary Statement Regarding Forward-Looking
Information

This Annual Report includes forward-looking statements in addition to historical information. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "projects," "potential" or "continue" or the negative of these terms or other comparable terminology. The Company cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include the impact of recent and future federal and state regulatory change, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry and also changes in environmental and other laws and regulations to which the Company is subject, as well as changes in application of existing laws and regulations; current and future litigation, including the pending EPA civil action against the Company; the effects, extent, and timing of the entry of additional competition in the markets of the Company; the impact of fluctuations in commodity prices, interest rates, and customer demand; state and federal rate regulations; political, legal, and economic conditions and developments in the United States; internal restructuring or other restructuring options that may be pursued; potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or beneficial; the effects of, and changes in, economic conditions in the United States; the direct or indirect effects on the Company's business resulting from the terrorist incidents on September 11, 2001, or any similar such incidents or responses to such incidents; financial market conditions and the results of financing efforts; the ability of the Company to obtain additional generating capacity at competitive prices; weather and other natural phenomena; and other factors discussed elsewhere herein and in other reports (including the Form 10-K) filed from time to time by the Company with the Securities and Exchange Commission.

STATEMENTS OF INCOME
For the Years Ended December 31, 2001, 2000, and 1999
Savannah Electric and Power Company 2001 Annual Report


---------------------------------------------------------------------------------------------------------------------
                                                                       2001                 2000                1999
---------------------------------------------------------------------------------------------------------------------
                                                                                 (in thousands)
Operating Revenues:
Retail sales                                                       $269,172             $282,622            $242,265
Sales for resale --
  Non-affiliates                                                      8,884                4,748               3,395
  Affiliates                                                          3,205                4,974               4,151
Other revenues                                                        2,591                3,374               1,783
---------------------------------------------------------------------------------------------------------------------
Total operating revenues                                            283,852              295,718             251,594
---------------------------------------------------------------------------------------------------------------------
Operating Expenses:
Operation --
  Fuel                                                               50,796               57,177              50,530
  Purchased power --
    Non-affiliates                                                   23,147               25,229              14,398
    Affiliates                                                       49,939               50,111              33,398
  Other                                                              50,607               53,086              50,341
Maintenance                                                          19,886               19,334              16,333
Depreciation and amortization (Note 3)                               25,951               25,240              23,841
Taxes other than income taxes                                        13,984               13,116              12,690
---------------------------------------------------------------------------------------------------------------------
Total operating expenses                                            234,310              243,293             201,531
---------------------------------------------------------------------------------------------------------------------
Operating Income                                                     49,542               52,425              50,063
Other Income (Expense):
Interest income                                                         173                  252                 169
Other, net                                                             (686)                (657)               (663)
---------------------------------------------------------------------------------------------------------------------
Earnings Before Interest and Income Taxes                            49,029               52,020              49,569
---------------------------------------------------------------------------------------------------------------------
Interest and Other:
Interest expense, net                                                12,517               12,737              11,938
Distributions on preferred securities of subsidiary                   2,740                2,740               2,740
---------------------------------------------------------------------------------------------------------------------
Total interest and other, net                                        15,257               15,477              14,678
---------------------------------------------------------------------------------------------------------------------
Earnings Before Income Taxes                                         33,772               36,543              34,891
Income taxes (Note 5)                                                11,731               13,574              11,808
---------------------------------------------------------------------------------------------------------------------
Earnings Before Cumulative Effect of                                 22,041               22,969              23,083
   Accounting Change
Cumulative effect of accounting change--
  less income taxes of $14 thousand                                      22                    -                   -
---------------------------------------------------------------------------------------------------------------------
Net Income                                                         $ 22,063             $ 22,969            $ 23,083
=====================================================================================================================
The accompanying notes are an integral part of these statements.


STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2001, 2000, and 1999
Savannah Electric and Power Company 2001 Annual Report

---------------------------------------------------------------------------------------------------------------------------
                                                                             2001                 2000                1999
---------------------------------------------------------------------------------------------------------------------------
                                                                                       (in thousands)
Operating Activities:
Net income                                                                $22,063              $22,969             $23,083
Adjustments to reconcile net income
 to net cash provided from operating activities --
     Depreciation and amortization                                         27,895               26,639              25,454
     Deferred income taxes and investment tax credits, net                (20,528)                 728              (3,353)
     Other, net                                                             4,084                3,835                 (47)
     Changes in certain current assets and liabilities --
       Receivables, net                                                    24,079              (23,260)             (5,999)
       Fossil fuel stock                                                   (2,711)                 (31)             (2,125)
       Materials and supplies                                              (4,025)                (542)             (1,906)
       Accounts payable                                                    (8,439)               8,881               1,133
       Other                                                               12,631               (4,674)              1,731
---------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                55,049               34,545              37,971
---------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                  (31,296)             (27,290)            (29,833)
Other                                                                      (1,875)              (1,835)             (1,715)
---------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                    (33,171)             (29,125)            (31,548)
---------------------------------------------------------------------------------------------------------------------------
Financing Activities:
Increase (decrease) in notes payable, net                                 (13,241)              11,100              34,300
Proceeds --
     Other long-term debt                                                  65,000                    -                   -
     Capital contributions from parent company                               1,561                1,478               1,099
Retirements --
     First mortgage bonds                                                 (20,642)                   -             (15,800)
     Other long-term debt                                                 (30,071)                (251)               (481)
Payment of common stock dividends                                         (21,700)             (24,300)            (25,200)
Other                                                                        (394)                   -                 250
---------------------------------------------------------------------------------------------------------------------------
Net cash used for financing activities                                    (19,487)             (11,973)             (5,832)
---------------------------------------------------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                                     2,391               (6,553)                591
Cash and Cash Equivalents at Beginning of Period                                -                6,553               5,962
---------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                $ 2,391                 $  -             $ 6,553
===========================================================================================================================
Supplemental Cash Flow Information:
Cash paid during the period for --
     Interest (net of amount capitalized)                                 $15,340              $13,329             $14,212
     Income taxes (net of refunds)                                        $21,034              $19,939             $12,647
---------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these statements.


BALANCE SHEETS
At December 31, 2001 and 2000
Savannah Electric and Power Company 2001 Annual Report

-----------------------------------------------------------------------------------------------------------------------
Assets                                                                                2001                     2000
-----------------------------------------------------------------------------------------------------------------------
                                                                                             (in thousands)
Current Assets:
Cash and cash equivalents                                                         $  2,391                 $      -
Receivables --
  Customer accounts receivable                                                      29,959                   28,189
  Under-recovered retail fuel clause revenue                                        11,974                   39,632
  Other accounts and notes receivable                                                2,882                    1,412
  Affiliated companies                                                               1,170                      738
  Accumulated provision for uncollectible accounts                                    (500)                    (407)
Fossil fuel stock, at average cost                                                   9,851                    7,140
Materials and supplies, at average cost                                             12,969                    8,944
Prepaid taxes                                                                       12,511                    8,651
Other                                                                                  586                      377
-----------------------------------------------------------------------------------------------------------------------
Total current assets                                                                83,793                   94,676
-----------------------------------------------------------------------------------------------------------------------
Property, Plant, and Equipment:
In service (Note 6)                                                                855,290                  829,270
Less accumulated provision for depreciation                                        402,492                  382,030
-----------------------------------------------------------------------------------------------------------------------
                                                                                   452,798                  447,240
Construction work in progress                                                        8,540                    6,782
-----------------------------------------------------------------------------------------------------------------------
Total property, plant, and equipment                                               461,338                  454,022
-----------------------------------------------------------------------------------------------------------------------
Other Property and Investments                                                       2,742                    2,066
-----------------------------------------------------------------------------------------------------------------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes (Note 5)                                   12,283                   12,404
Cash surrender value of life insurance for deferred compensation plans              20,002                   17,954
Debt expense, being amortized                                                        3,197                    3,003
Premium on reacquired debt, being amortized                                          6,890                    7,575
Other                                                                                4,498                    2,527
-----------------------------------------------------------------------------------------------------------------------
Total deferred charges and other assets                                             46,870                   43,463
-----------------------------------------------------------------------------------------------------------------------
Total Assets                                                                      $594,743                 $594,227
=======================================================================================================================
The accompanying notes are an integral part of these balance sheets.


BALANCE SHEETS
At December 31, 2001 and 2000
Savannah Electric and Power Company 2001 Annual Report

--------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholder's Equity                                               2001                     2000
--------------------------------------------------------------------------------------------------------------------
                                                                                          (in thousands)
Current Liabilities:
Securities due within one year (Note 6)                                        $  1,178                 $ 30,698
Notes payable                                                                    32,159                   45,400
Accounts payable --
  Affiliated                                                                      5,087                   16,153
  Other                                                                          10,160                    7,738
Customer deposits                                                                 6,237                    5,696
Taxes accrued --
  Income taxes                                                                    2,587                    3,450
  Other                                                                           1,668                    1,435
Interest accrued                                                                  4,014                    4,541
Vacation pay accrued                                                              2,361                    2,276
Other                                                                             9,097                    7,973
--------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                        74,548                  125,360
--------------------------------------------------------------------------------------------------------------------
Long-term debt (See accompanying statements)                                    160,709                  116,902
--------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes (Note 5)                                       77,331                   79,756
Deferred credits related to income taxes (Note 5)                                13,776                   16,038
Accumulated deferred investment tax credits (Note 5)                              9,952                   10,616
Deferred compensation plans                                                       8,550                    7,695
Employee benefits provisions (Note 2)                                            18,936                   13,509
Other                                                                            14,023                    9,357
--------------------------------------------------------------------------------------------------------------------
Total deferred credits and other liabilities                                    142,568                  136,971
--------------------------------------------------------------------------------------------------------------------
Company obligated mandatorily redeemable preferred
  securities of subsidiary trusts holding company junior
  subordinated notes (See accompanying statements) (Note 6)                      40,000                   40,000
--------------------------------------------------------------------------------------------------------------------
Common stockholder's equity (See accompanying statements)                       176,918                  174,994
--------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholder's Equity                                     $594,743                 $594,227
====================================================================================================================
The accompanying notes are an integral part of these balance sheets.

STATEMENTS OF CAPITALIZATION
At December 31, 2001 and 2000
Savannah Electric and Power Company 2001 Annual Report

---------------------------------------------------------------------------------------------------------------------------
                                                                 2001              2000             2001              2000
---------------------------------------------------------------------------------------------------------------------------
                                                                      (in thousands)                (percent of total)
Long-Term Debt (Note 6):
First mortgage bonds --
       Maturity                           Interest Rates
       --------                           --------------
       July 1, 2003                       6.375%             $      -          $ 20,000
       May 1, 2006                        6.90%                20,000            20,000
       July 1, 2023                       7.40%                23,558            24,200
---------------------------------------------------------------------------------------------------------------------------
Total first mortgage bonds                                     43,558            64,200
---------------------------------------------------------------------------------------------------------------------------
Long-term notes payable --
       6.88% due June 1, 2001                                       -            10,000
       5.12% due May 15, 2003                                  20,000                 -
       6.55% due May 15, 2008                                  45,000                 -
       6.625% due March 17, 2015                               30,000            30,000
       Adjustable rates (6.71% to 6.86% at 1/1/01)
        due 2001                                                    -            20,000
---------------------------------------------------------------------------------------------------------------------------
Total long-term notes payable                                  95,000            60,000
---------------------------------------------------------------------------------------------------------------------------
Other long-term debt --
      Pollution control revenue bonds --
        Non-collateralized:
         Variable rates (1.90% at 1/1/02)
          due 2016-2037                                        17,955            17,955
---------------------------------------------------------------------------------------------------------------------------
Total other long-term debt                                     17,955            17,955
---------------------------------------------------------------------------------------------------------------------------
Capitalized lease obligations                                   5,374             5,445
---------------------------------------------------------------------------------------------------------------------------
Total long-term debt (annual interest
  requirement -- $9.6 million)                                161,887           147,600
Less amount due within one year (Note 6)                        1,178            30,698
---------------------------------------------------------------------------------------------------------------------------
Long-term debt excluding amount due within one year           160,709           116,902            42.6%             35.2%
---------------------------------------------------------------------------------------------------------------------------
Company Obligated Mandatorily
  Redeemable Preferred Securities (Note 6):
$25 liquidation value --
  6.85%                                                        40,000            40,000
---------------------------------------------------------------------------------------------------------------------------
Total (annual distribution requirement -- $2.7 million)        40,000            40,000             10.6              12.1
---------------------------------------------------------------------------------------------------------------------------
Common Stockholder's Equity (Note 6):
Common stock, par value $5 per share --
  Authorized  - 16,000,000 shares
  Outstanding - 10,844,635 shares in 2001 and 2000
  Par value                                                    54,223            54,223
  Paid-in capital                                              12,826            11,265
Retained earnings                                             109,869           109,506
---------------------------------------------------------------------------------------------------------------------------
Total common stockholder's equity                             176,918           174,994             46.8              52.7
---------------------------------------------------------------------------------------------------------------------------
Total Capitalization                                         $377,627          $331,896           100.0%            100.0%
===========================================================================================================================
The accompanying notes are an integral part of these statements.

STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
For the Years Ended December 31, 2001, 2000, and 1999
Savannah Electric and Power Company 2001 Annual Report

----------------------------------------------------------------------------------------------------------------------


                                                 Common            Paid-In           Retained
                                                  Stock            Capital           Earnings            Total
----------------------------------------------------------------------------------------------------------------------
                                                                         (in thousands)

Balance at January 1, 1999                            $54,223            $ 8,688          $112,954           $175,865
Net income                                                  -                  -            23,083             23,083
Capital contributions from parent company                   -              1,099                 -              1,099
Cash dividends on common stock                              -                  -           (25,200)           (25,200)
----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                           54,223              9,787           110,837            174,847
Net income                                                  -                  -            22,969             22,969
Capital contributions from parent company                   -              1,478                 -              1,478
Cash dividends on common stock                              -                  -           (24,300)           (24,300)
----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                           54,223             11,265           109,506            174,994
Net income                                                  -                  -            22,063             22,063
Capital contributions from parent company                   -              1,561                 -              1,561
Cash dividends on common stock                              -                  -           (21,700)           (21,700)
----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001 (Note 6)                 $54,223            $12,826          $109,869           $176,918
======================================================================================================================
The accompanying notes are an integral part of these statements.


NOTES TO FINANCIAL STATEMENTS
Savannah Electric and Power Company 2001 Annual Report


1.  SUMMARY OF SIGNIFICANT ACCOUNTING
    POLICIES

General

Savannah Electric and Power Company (the Company) is a wholly owned subsidiary of Southern Company, which is the parent company of five operating companies, a system service company, Southern Communications Services (Southern LINC), Southern Nuclear Operating Company (Southern Nuclear), Southern Power Company (Southern Power), and other direct and indirect subsidiaries. The operating companies provide electric service in four states. Contracts among the operating companies--related to jointly owned generating facilities, interconnecting transmission lines, and the exchange of electric power--are regulated by the Federal Energy Regulatory Commission (FERC) and/or the Securities and Exchange Commission. The system service company provides, at cost, specialized services to Southern Company and subsidiary companies. Southern LINC provides digital wireless communications services to the operating companies and also markets these services to the public within the Southeast. Southern Nuclear provides services to Southern Company's nuclear power plants. Southern Power was established in 2001 to construct, own, and manage Southern Company's competitive generation assets and sell electricity at market-based rates in the wholesale market.

     Southern Company is registered as a holding company under the Public Utility Holding Company Act of 1935 (PUHCA). Both Southern Company and its subsidiaries are subject to the regulatory provisions of the PUHCA. The Company also is subject to regulation by the FERC and the Georgia Public Service Commission (GPSC). The Company follows accounting principles generally accepted in the United States and complies with the accounting policies and practices prescribed by the GPSC. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates, and the actual results may differ from those estimates.

     Certain prior years' data presented in the financial statements has been reclassified to conform with the current year presentation.

Affiliate Transactions

The Company has an agreement with the system service company under which the following services are rendered to the Company at cost: general and design engineering, purchasing, accounting and statistical, finance and treasury, tax, information resources, marketing, auditing, insurance and employee benefits, human resources, systems and procedures, and other administrative services with respect to business and operations and power pool operations. Costs for these services amounted to $15.0 million, $15.1 million, and $16.0 million during 2001, 2000, and 1999, respectively.

Regulatory Assets and Liabilities

The Company is subject to the provisions of Financial Accounting Standards Board
(FASB) Statement No. 71, Accounting for the Effects of Certain Types of Regulation. Regulatory assets represent probable future revenues to the Company associated with certain costs that are expected to be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are expected to be credited to customers through the ratemaking process. Regulatory assets and (liabilities) reflected in the Balance Sheets at December 31 relate to:

                                         2001            2000
                                     --------------------------
                                         (in thousands)
Deferred income tax charges             $ 12,283      $ 12,404
Premium on reacquired debt                 6,890         7,575
Gas by-pass facility                         209           299
Deferred income tax credits              (13,776)      (16,038)
Storm damage reserves                     (4,228)       (2,733)
Accelerated depreciation                  (8,000)       (5,500)
---------------------------------------------------------------
Total                                   $ (6,622)     $ (3,993)
===============================================================

     In the event that a portion of the Company's operations is no longer subject to the provisions of FASB Statement No. 71, the Company would be required to write off related regulatory assets and liabilities that are not specifically recoverable through regulated rates. In addition, the Company would be required to determine if any impairment to other assets exists, including plant, and write down the assets, if impaired, to their fair value.

Revenues and Fuel Costs

The Company currently operates as a vertically integrated utility providing electricity to retail customers within its traditional service area of southeastern Georgia and to wholesale customers in the Southeast.

Savannah Electric and Power Company 2001 Annual Report


    Revenues are recognized as services are rendered. Unbilled revenues are accrued at the end of each fiscal period. Fuel costs are expensed as the fuel is used. Electric rates for the Company include provisions to adjust billings for fluctuations in fuel costs, the energy component of purchased power costs, and certain other costs. Revenues are adjusted for differences between recoverable fuel costs and amounts actually recovered in current regulated rates.

    The Company has a diversified base of customers. No single customer or industry comprises 10 percent or more of revenues. For all periods presented, uncollectible accounts averaged less than 1 percent of revenues.

    In 2001, the GPSC approved an increase in the Company's fuel cost recovery rate amounting to a total average annual rate increase of 18 percent for all customer classes. An increase of slightly over one-third of a cent per kilowatt-hour was approved in 2000.

Depreciation and Amortization

Depreciation of the original cost of plant in service is provided primarily by using composite straight-line rates, which approximated 3.0 percent in 2001, 2000, and 1999. When property subject to depreciation is retired or otherwise disposed of in the normal course of business, its cost--together with the cost of removal, less salvage--is charged to the accumulated provision for depreciation. Minor items of property included in the original cost of the plant are retired when the related property unit is retired. Depreciation expense includes an amount for the expected cost of removal of certain facilities. In 2001, 2000, and 1999, the Company recorded accelerated depreciation of $2.5 million, $2.5 million, and $2.0 million, respectively, in accordance with the GPSC's 1998 rate order. See Note 3 to the financial statements for more information.

Income Taxes

The Company uses the liability method of accounting for deferred income taxes and provides deferred income taxes for all significant income tax temporary differences. Investment tax credits utilized are deferred and amortized to income over the average lives of the related property.

Allowance for Funds Used During Construction
    (AFUDC)

AFUDC represents the estimated debt and equity costs of capital funds that are necessary to finance the construction of new facilities. While cash is not realized currently from such allowance, it increases the revenue requirement over the service life of the plant through a higher rate base and higher depreciation expense. The composite rates used by the Company to calculate AFUDC were 5.13 percent in 2001, 6.87 percent in 2000, and 6.26 percent in 1999.

Property, Plant, and Equipment

Property, plant, and equipment is stated at original cost less regulatory disallowances and impairments. Original cost includes: materials; labor; minor items of property; appropriate administrative and general costs; payroll-related costs such as taxes, pensions, and other benefits, and AFUDC. The cost of maintenance, repairs, and replacement of minor items of property is charged to maintenance expense. The cost of replacements of property exclusive of minor items of property is capitalized.

Cash and Cash Equivalents

For purposes of the financial statements, temporary cash investments are considered cash equivalents. Temporary cash investments are securities with original maturities of 90 days or less.

Materials and Supplies

Generally, materials and supplies include the costs of transmission, distribution, and generating plant materials. Materials are charged to inventory when purchased and then expensed or capitalized to plant, as appropriate, when installed.

Financial Instruments

Effective January 2001, the Company adopted FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The impact on net income was immaterial. The Company uses derivative financial instruments to hedge exposure to fluctuations in certain commodity prices. Gains and losses on qualifying hedges are deferred and recognized either as income or as an adjustment to the carrying amount of the hedged item when the transaction occurs.

Savannah Electric and Power Company 2001 Annual Report


     The Company is exposed to losses related to financial instruments in the event of counterparties' nonperformance. The Company has established controls to determine and monitor the creditworthiness of counterparties in order to mitigate the Company's exposure to counterparty credit risk.

   The five operating companies and Southern Power enter into commodity related forward and option contracts to limit exposure to changing prices on certain fuel purchases and electricity purchases and sales. Substantially all of Southern Company's bulk energy purchases and sales contracts meet the definition of a derivative under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. In many cases, these fuel and electricity contracts qualify for normal purchase and sale exceptions under Statement No. 133 and are accounted for under the accrual method. Other contracts qualify as cash flow hedges of anticipated transactions, resulting in the deferral of related gains and losses, and are recorded in other comprehensive income until the hedged transactions occur. Any ineffectiveness is recognized currently in net income. Contracts that do not qualify for the normal purchase and sale exception and that do not meet the hedge requirements are marked to market through current period income.

     On June 1, 2001, the Company implemented a natural gas/oil hedging program which was ordered by the GPSC as part of the fuel cost recovery increase filing. The maximum annual dollar amount of the hedges recoverable through the fuel cost recovery clause is 10 percent of the annual gas/oil budget or $1.5 million for 2001 and $2.4 million for 2002.

     The Company's other financial instruments for which the carrying amounts did not equal fair value at December 31 were as follows:

                                      Carrying           Fair
                                        Amount          Value
                                    --------------------------
                                          (in millions)
Long-term debt:
    At December 31, 2001                 $157             $157
    At December 31, 2000                 $142             $140
Trust preferred securities:
    At December 31, 2001                  $40              $38
    At December 31, 2000                  $40              $36

     The fair values for long-term debt and trust preferred securities were based on either closing market prices or closing prices of comparable instruments.

2.  RETIREMENT BENEFITS

The Company has defined benefit, trusteed, non-contributory pension plans that cover substantially all employees. The Company provides certain medical care and life insurance benefits for retired employees. The Company funds trusts to the extent required by the GPSC and the FERC. The measurement date for plan assets and obligations is September 30 of each year. In late 2000, the Company adopted several pension and postretirement benefit plan changes that had the effect of increasing benefits to both current and future retirees.

Pension Plans

Changes during the year in the projected benefit obligations and in the fair value of plan assets were as follows:

                                            Projected
                                       Benefit Obligations
                                    ---------------------------
                                          2001          2000
---------------------------------------------------------------
                                          (in thousands)
Balance at beginning of year           $71,521       $66,509
Service cost                             2,074         1,844
Interest cost                            5,426         4,854
Benefits paid                           (3,986)       (3,469)
Actuarial loss and
    employee transfers                     894         1,564
Amendments                               3,621           219
---------------------------------------------------------------
Balance at end of year                 $79,550       $71,521
===============================================================

                                           Plan Assets
                                    ---------------------------
                                          2001          2000
--------------------------------========================-------
                                          (in thousands)
Balance at beginning of year           $61,880       $54,480
Actual return on plan assets            (8,911)       10,493
Benefits paid                           (3,570)       (3,210)
Employee transfers                       1,459           117
---------------------------------====================----------
Balance at end of year                 $50,858       $61,880
===============================================================

Savannah Electric and Power Company 2001 Annual Report


     The accrued pension costs recognized in the Balance Sheets were as follows:

                                         2001           2000
---------------------------------------------------------------
                                         (in thousands)
Funded status                        $(28,692)       $(9,641)
Unrecognized transition
  obligation                                -             89
Unrecognized prior service
  cost                                  7,401          4,391
Unrecognized net loss (gain)           12,336           (235)
---------------------------------------------------------------
Accrued liability recognized
  in the Balance Sheets              $ (8,955)       $(5,396)
===============================================================

      Components of the pension plan's net periodic cost were as follows:

                                    2001       2000       1999
-----------------------------------------------------------------
                                          (in thousands)
Service cost                     $ 2,074    $ 1,844    $ 1,838
Interest cost                      5,426      4,854      4,327
Expected return on plan
    assets                        (4,215)    (4,174)    (4,063)
Recognized net loss                   16          -        171
Net amortization                     700        503        478
-----------------------------------------------------------------
Net pension cost                 $ 4,001    $ 3,027    $ 2,751
=================================================================

Postretirement Benefits

Changes during the year in the accumulated benefit obligations and in the fair value of plan assets were as follows:

                                           Accumulated
                                        Benefit Obligations
                                    ---------------------------
                                          2001          2000
---------------------------------------------------------------
                                          (in thousands)
Balance at beginning of year           $26,124       $22,904
Service cost                               433           376
Interest cost                            2,022         1,865
Benefits paid                             (987)         (963)
Actuarial gain and
    employee transfers                  (1,214)       (1,367)
Amendments                               1,743         3,309
---------------------------------------------------------------
Balance at end of year                 $28,121       $26,124
===============================================================

                                           Plan Assets
                                    ---------------------------
                                        2001           2000
---------------------------------------------------------------
                                          (in thousands)
Balance at beginning of year           $6,910        $5,254
Actual return on plan assets             (789)          606
Employer contributions                  2,267         2,013
Benefits paid                            (987)         (963)
---------------------------------------------------------------
Balance at end of year                 $7,401        $6,910
===============================================================

    The accrued postretirement costs recognized in the Balance Sheets were as follows:

                                          2001           2000
---------------------------------------------------------------
                                           (in thousands)
Funded status                          $(20,720)    $(19,214)
Unrecognized transition
    obligation                            5,431        5,925
Unamortized prior service cost            4,691        3,185
Unrecognized net loss                     1,831        1,701
Fourth quarter contributions              1,577        1,493
---------------------------------------------------------------
Accrued liability recognized in
    the Balance Sheets                 $ (7,190)    $ (6,910)
===============================================================

    Components of the postretirement plan's net periodic cost were as follows:

                                        2001     2000      1999
----------------------------------------------------------------
                                            (in thousands)
Service cost                          $  433   $  376    $  404
Interest cost                          2,022    1,865     1,549
Expected return on plan assets          (555)    (429)     (345)
Recognized net loss                        -       66       152
Net amortization                         731      618       494
----------------------------------------------------------------
Net postretirement cost               $2,631   $2,496    $2,254
================================================================

    The weighted average rates assumed in the actuarial calculations for both the pension plan and postretirement benefits plan were:

                                          2001         2000
-------------------------------------------------------------
Discount                                  7.50%        7.50%
Annual salary increase                    5.00         5.00
Long-term return on plan assets           8.50         8.50
-------------------------------------------------------------

      An additional assumption used in measuring the accumulated postretirement benefit obligations was a weighted average medical care cost trend rate of 9.25 percent for 2001, decreasing gradually to 5.25 percent through the year 2010, and remaining at that level thereafter. An annual increase or decrease in the

Savannah Electric and Power Company 2001 Annual Report


assumed medical care cost trend rate of 1 percent would affect the accumulated benefit obligation and the service and interest cost components at December 31, 2001 as follows:

                                     1 Percent     1 Percent
                                      Increase      Decrease
---------------------------------------------------------------
                                          (in thousands)
Benefit obligation                     $2,070        $2,051
Service and interest costs                181           179
===============================================================

     The Company has a supplemental retirement plan for certain executive employees. The plan is unfunded and payable from the general funds of the Company. The Company has purchased life insurance on participating executives and plans to use these policies to satisfy this obligation.

Employee Savings Plan

The Company also sponsors a 401(k) defined contribution plan covering substantially all employees. The Company provides a 75 percent matching contribution up to 6 percent of an employee's base salary. Total matching contributions made to the plan for the years 2001, 2000, and 1999 were $1.0 million, $0.9 million, and $0.9 million, respectively.

3.   CONTINGENCIES AND REGULATORY
     MATTERS

General

The Company is subject to certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company's financial condition.

Environmental Litigation

On November 3, 1999, the Environmental Protection Agency (EPA) brought a civil action in the U.S. District Court against Alabama Power, Georgia Power, and the system service company. The complaint alleges violations of the prevention of significant deterioration and new source review provisions of the Clean Air Act with respect to five coal-fired generating facilities in Alabama and Georgia. The civil action requests penalties and injunctive relief, including an order requiring the installation of the best available control technology at the affected units. The Clean Air Act authorizes civil penalties of up to $27,500 per day, per violation at each generating unit. Prior to January 30, 1997, the penalty was $25,000 per day.

   The EPA concurrently issued to the operating companies a notice of violation related to 10 generating facilities, which includes the five facilities mentioned previously and the Company's Plant Kraft. In early 2000, the EPA filed a motion to amend its complaint to add the violations alleged in its notice of violation, and to add Gulf Power, Mississippi Power, and the Company as defendants. The complaint and notice of violation are similar to those brought against and issued to several other electric utilities. These complaints and notices of violation allege that the utilities had failed to secure necessary permits or install additional pollution control equipment when performing maintenance and construction at coal burning plants constructed or under construction prior to 1978. The U.S. District Court in Georgia granted Alabama Power's motion to dismiss for lack of jurisdiction in Georgia and granted the system service company's motion to dismiss on the grounds that it neither owned nor operated the generating units involved in the proceedings. The court granted the EPA's motion to add the Company as a defendant, but it denied the motion to add Gulf Power and Mississippi Power based on lack of jurisdiction over those companies. The court directed the EPA to re-file its amended complaint limiting claims to those brought against Georgia Power and the Company. The EPA re-filed those claims as directed by the court. Also, the EPA re-filed its claims against Alabama Power in U.S. District Court in Alabama. It has not re-filed against Gulf Power, Mississippi Power, or the system service company.

   The Alabama Power, Georgia Power, and the Company's cases have been stayed since the spring of 2001, pending a ruling by the U.S. Court of Appeals for the Eleventh Circuit in the appeal of a very similar New Source Review enforcement action against the Tennessee Valley Authority (TVA). The TVA case involves many of the same legal issues raised by the actions against Alabama Power, Georgia Power, and the Company. Because the outcome of the TVA case could have a

Savannah Electric and Power Company 2001 Annual Report


significant adverse impact on Alabama Power and Georgia Power, both companies are parties to that case as well. The U.S. District Court in Alabama has indicated that it will revisit the issue of a continued stay in April 2002. The U.S. District Court in Georgia is currently considering a motion by the EPA to reopen the Georgia case. Georgia Power and the Company have opposed that motion.

     The Company believes that it complied with applicable laws and the EPA's regulations and interpretations in effect at the time the work in question took place. An adverse outcome of this matter could require substantial capital expenditures that cannot be determined at this time and possibly require payment of substantial penalties. This could affect future results of operations, cash flows, and possibly financial condition if such costs are not recovered through regulated rates.

Retail Regulatory Matters

Rates to retail customers served by the Company are regulated by the GPSC. As part of the Company's rate settlement in 1992, it was informally agreed that the Company's earned rate of return on common equity should be 12.95 percent.

     In 1998, the GPSC approved a four-year accounting order for the Company. Under this order, the Company will reduce the electric rates of its small business customers by approximately $11 million over four years. The Company will also expense an additional $1.95 million in storm damage accruals and accrue an additional $8 million in depreciation on generating assets over the term of the order. The additional depreciation will be accumulated in a regulatory liability account to be available to mitigate any potential stranded costs. In addition, the Company has discretionary authority to provide up to an additional $0.3 million per year in storm damage accruals and up to an additional $4.0 million in depreciation expense over the four years. Total storm damages accrued under the order were $1.5 million per year in 2001, 2000, and 1999 which included discretionary expense of $0.3 million in each year. No discretionary depreciation was recorded in the last three years. Over the term of the order, the Company is precluded from asking for a rate increase except upon significant changes in economic conditions, new laws, or regulations. There is a quarterly monitoring of the Company's earnings performance.

     The Company filed a base rate case November 30, 2001 for the first time since 1985. The primary reason for this base rate case is to recover significant new costs related to the 200 megawatt Plant Wansley power purchase agreement beginning June 2002, as well as other operation and maintenance expense changes. The requested increase is 7.6 percent of total rates (base plus fuel). In the filing, the Company announced it would file in early 2002 for a fuel decrease which would offset most, if not all, of the base rate increase.

4.   COMMITMENTS

Construction Program

The Company is engaged in a continuous construction program, currently estimated to total $34.8 million in 2002, $37.6 million in 2003, and $43.3 million in 2004. The construction program is subject to periodic review and revision, and actual construction costs may vary from the above estimates because of numerous factors. These factors include: changes in business conditions; revised load growth estimates; changes in environmental regulations; increasing costs of labor, equipment, and materials; and changes in cost of capital. The Company does not have any traditional baseload generating plants under construction. However, construction related to new and upgrading of existing transmission and distribution facilities and the upgrading of generating plants will continue.

Fuel and Purchased Power Commitments

To supply a portion of the fuel requirements of its generating plants, the Company has entered into long-term commitments for the procurement of fuel. In most cases, these contracts contain provisions for price escalations, minimum purchase levels, and other financial commitments. The Company has fuel commitments of $34 million for 2002, $0.3 million for each of the four years 2003 through 2006, and $6 million for 2007 and beyond.

     In addition, the system service company acts as agent for the Company and the other operating companies and Southern Power with regard to natural gas purchases. Natural gas purchases (in dollars) are based on various indices at the actual time of delivery; therefore, only the volume commitments are firm. The Company's committed volumes allocated based on usage projections as of

Savannah Electric and Power Company 2001 Annual Report


December 31, 2001 are as follows:

Year                                              Natural Gas
----                                            -------------
                                                     (MMBtu)
2002                                                4,765,152
2003                                                4,356,394
2004                                                3,049,457
2005                                                2,115,548
2006                                                1,804,674
2007 and beyond                                       612,901
---------------------------------------------------------------
Total commitments                                  16,704,126
===============================================================

     The Company has entered into various long-term commitments for the purchase of electricity, substantially all from affiliated companies, including the Plant Wansley purchased power agreement. Estimated total long-term obligations at December 31, 2001 were as follows:

Year                                             Commitments
----                                           --------------
                                               (in thousands)
2002                                              $  9,944
2003                                                13,640
2004                                                13,656
2005                                                13,670
2006                                                13,686
2007 and beyond                                     41,152
---------------------------------------------------------------
Total commitments                                 $105,748
===============================================================

Operating Leases

The Company has rental agreements with various terms and expiration dates. Rental expenses totaled $0.4 million for 2001, $0.4 million for 2000, and $0.5 million for 1999.

     At December 31, 2001, estimated future minimum lease payments for noncancelable operating leases were as follows:

                                                 Rental
                                               Commitments
                                              ---------------
                                             (in thousands)
2002                                               $429
2003                                                429
2004                                                429
2005                                                429
2006                                                429
2007 and thereafter                               4,894
--------------------------------------------------------------
Total commitments                                $7,039
==============================================================

5.   INCOME TAXES

At December 31, 2001, tax-related regulatory assets and liabilities were $12.3 million and $13.8 million, respectively. The assets are attributable to tax benefits flowed through to customers in prior years and to taxes applicable to capitalized interest. The liabilities are attributable to deferred taxes previously recognized at rates higher than current enacted tax law and to unamortized investment tax credits.

     Details of income tax provisions are as follows:

                                        2001     2000      1999
                                       ---------------------------
                                          (in thousands)
Total provision for income taxes
Federal --
   Currently payable                $ 27,991  $11,102   $12,968
   Deferred                          (17,951)      75    (3,329)
------------------------------------------------------------------
                                      10,040   11,177     9,639
------------------------------------------------------------------
State --
   Currently payable                   4,282    1,744     2,193
   Deferred                           (2,577)     653       (24)
------------------------------------------------------------------
                                       1,705    2,397     2,169
------------------------------------------------------------------
Total                               $ 11,745  $13,574   $11,808
==================================================================

   The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities, are as follows:

                                                 2001        2000
                                             ---------------------
                                                 (in thousands)
Deferred tax liabilities:
   Accelerated depreciation                   $81,654     $76,901
   Property basis differences                 (1,437)       5,904
   Other                                        6,566      17,807
------------------------------------------------------------------
Total                                          86,783     100,612
------------------------------------------------------------------
Deferred tax assets:
   Pension and other benefits                  11,403       9,744
   Other                                       10,560       7,662
------------------------------------------------------------------
Total                                          21,963      17,406
------------------------------------------------------------------
Total deferred tax liabilities, net            64,820      83,206
Portion included in current assets
(liabilities), net                             12,511     (3,450)
------------------------------------------------------------------
Accumulated deferred income taxes
   in the Balance Sheets                      $77,331     $79,756
==================================================================

     In accordance with regulatory requirements, deferred investment tax credits are amortized over the lives of the related property with such amortization normally applied as a credit to reduce depreciation in the Statements of Income.

Savannah Electric and Power Company 2001 Annual Report


Credits amortized in this manner amounted to $0.7 million per year in 2001, 2000, and 1999. At December 31, 2001, all investment tax credits available to reduce federal income taxes payable had been utilized.

     A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                      2001      2000       1999
                                    -----------------------------
 Federal statutory tax rate             35%      35%       35%
 State income tax, net of
    Federal income tax benefit           3        4         4
 Other                                  (3)      (2)       (5)
 ----------------------------------------------------------------
 Effective income tax rate              35%      37%       34%
 ================================================================

     Southern Company files a consolidated federal income tax return. Under a joint consolidated income tax agreement, each subsidiary's current and deferred tax expense is computed on a stand-alone basis. In accordance with Internal Revenue Service regulations, each company is jointly and severally liable for the tax liability.

6.   CAPITALIZATION

Trust Preferred Securities

In December 1998, Savannah Electric Capital Trust I, of which the Company owns all of the common securities, issued $40 million of 6.85% mandatorily redeemable preferred securities. Substantially all of the assets of the Trust are $40 million aggregate principal amount of the Company's 6.85% junior subordinated notes due December 31, 2028.

     The Company considers that the mechanisms and obligations relating to the trust preferred securities, taken together, constitute a full and unconditional guarantee by the Company of payment obligations with respect to the preferred securities of Savannah Electric Capital Trust I.

     Savannah Electric Capital Trust I is a subsidiary of the Company, and accordingly is consolidated in the Company's financial statements.

Long-Term Debt and Capital Leases

The Company's Indenture related to its First Mortgage Bonds is unlimited as to the authorized amount of bonds which may be issued, provided that required property additions, earnings, and other provisions of such Indenture are met.

     Maturities and retirements of long-term debt were $50.7 million in 2001, $0.4 million in 2000, and $16.2 million in 1999.

     In May 2001, the Company issued $20 million of series B 5.12% senior notes maturing May 15, 2003 and $45 million of series C 6.55% senior notes maturing May 15, 2008. The Company used these proceeds to redeem its $20 million 6 3/8 Series First Mortgage Bonds due July 1, 2003, to repay long-term bank loans in the amount of $30 million, and to repay a portion of its short-term indebtedness.

     Assets acquired under capital leases are recorded as utility plant in service, and the related obligation is classified as other long-term debt. Leases are capitalized at the net present value of the future lease payments. However, for ratemaking purposes, these obligations are treated as operating leases, and as such, lease payments are charged to expense as incurred.

Securities Due Within One Year

A summary of the sinking fund requirements and scheduled maturities and redemptions of long-term debt due within one year at December 31 is as follows:

                                                   2001       2000
                                              ---------------------
                                                  (in thousands)
Bond sinking fund requirement                      $436     $  642
Less:
   Portion to be satisfied by
     certifying property additions                    -        642
-------------------------------------------------------- ----------
Cash sinking fund requirement                       436          -
Other long-term debt maturities                     742     30,698
-------------------------------------------------------------------
Total                                            $1,178    $30,698
===================================================================

     The first mortgage bond improvement (sinking) fund requirements amount to 1 percent of each outstanding series of bonds authenticated under the Indenture prior to January 1 of each year, other than those issued to collateralize pollution control and other obligations. The requirements may be satisfied by depositing cash or reacquiring bonds, or by pledging additional property equal to 1 2/3 times the requirements.

     The sinking fund requirements of first mortgage bonds were satisfied by cash redemption in 2001 and by certifying property additions in 2000. It is anticipated that the 2002 requirement will be satisfied by cash redemption.

Savannah Electric and Power Company 2001 Annual Report


Sinking fund requirements and/or maturities through 2006 applicable to long-term debt are as follows: $1.2 million in 2002; $20.7 million in 2003; $0.6 million in 2004; $0.6 million in 2005; and $20.6 million in 2006.

Bank Credit Arrangements

At the end of 2001, unused credit arrangements with five banks totaled $65.5 million and expire at various times during 2002 and 2003.

     The Company has revolving credit arrangements of $20 million, of which $10 million expires April 30, 2003 and $10 million expires December 31, 2003. One of these agreements allows short-term borrowings to be converted into term loans, payable in 12 equal quarterly installments, with the first installment due at the end of the first calendar quarter after the applicable termination date or at an earlier date at the Company's option.

     In connection with these credit arrangements, the Company agrees to pay commitment fees based on the unused portions of the commitments.

     The Company may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper at the request and for the benefit of the Company and the other Southern Company operating companies. At December 31, 2001, the Company had outstanding $32.2 million of commercial paper.

     The Company's committed credit arrangements provide liquidity support to the Company's variable rate obligations and to its commercial paper program. The amount of variable rate obligations outstanding at December 31, 2001 was $22.6 million.

Assets Subject to Lien

As amended and supplemented, the Company's Indenture of Mortgage, which secures the first mortgage bonds issued by the Company, constitutes a direct first lien on substantially all of the Company's fixed property and franchises. A second lien for $14 million in pollution control obligations is secured by a portion of the Plant McIntosh property.

Common Stock Dividend Restrictions

The Company's Indenture contains certain limitations on the payment of cash dividends on common stock. At December 31, 2001, approximately $68 million of retained earnings was restricted against the payment of cash dividends on common stock under the terms of the Indenture.

7.    QUARTERLY FINANCIAL INFORMATION
      (UNAUDITED)

Summarized quarterly financial data for 2001 and 2000 are as follows (in thousands):

                                                Net Income After
                      Operating    Operating      Dividends on
Quarter Ended          Revenues      Income     Preferred Stock
------------------------------------------------------------------

March 2001             $61,691    $  6,799       $  1,476
June 2001               73,970      14,620          6,246
September 2001          93,583      22,332         11,309
December 2001           54,608       5,791          3,032

March 2000             $52,390    $  6,583       $  1,643
June 2000               72,780      14,904          6,287
September 2000          98,849      24,461         12,351
December 2000           71,699       6,477          2,688
---------------------------------------------------------------

     The Company's business is influenced by seasonal weather conditions and a seasonal rate structure, among other factors.

SELECTED FINANCIAL AND OPERATING DATA 1997-2001
Savannah Electric and Power Company 2001 Annual Report


----------------------------------------------------------------------------------------------------------------------------------
                                                             2001            2000            1999            1998            1997
----------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                        $283,852        $295,718        $251,594        $254,455        $226,277
Net Income after Dividends
  on Preferred Stock (in thousands)                       $22,063         $22,969         $23,083         $23,644         $23,847
Cash Dividends
  on Common Stock (in thousands)                          $21,700         $24,300         $25,200         $23,500         $20,500
Return on Average Common Equity (percent)                   12.54           13.13           13.16           13.44           13.71
Total Assets (in thousands)                              $594,743        $594,227        $570,218        $555,799        $547,352
Gross Property Additions (in thousands)                   $31,296         $27,290         $29,833         $18,071         $18,846
----------------------------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                      $176,918        $174,994        $174,847        $175,865        $175,631
Preferred stock                                                 -               -               -               -          35,000
Company obligated mandatorily
  redeemable preferred securities                          40,000          40,000          40,000          40,000               -
Long-term debt                                            160,709         116,902         147,147         163,443         142,846
----------------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)            $377,627        $331,896        $361,994        $379,308        $353,477
==================================================================================================================================
Capitalization Ratios (percent):
Common stock equity                                          46.8            52.7            48.3            46.4            49.7
Preferred stock                                                 -               -               -               -             9.9
Company obligated mandatorily
  redeemable preferred securities                            10.6            12.1            11.0            10.5               -
Long-term debt                                               42.6            35.2            40.7            43.1            40.4
----------------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)               100.0           100.0           100.0           100.0           100.0
==================================================================================================================================
Security Ratings:
First Mortgage Bonds -
   Moody's                                                     A1              A1              A1              A1              A1
   Standard and Poor's                                         A+              A+             AA-             AA-             AA-
Preferred Stock -
   Moody's                                                   Baa1              a2              a2              a2              a2
   Standard and Poor's                                       BBB+            BBB+              A-               A               A
Unsecured Long-Term Debt -
   Moody's                                                     A2               -               -               -               -
   Standard and Poor's                                          A               -               -               -               -
==================================================================================================================================
Customers (year-end):
Residential                                               117,199         115,646         112,891         110,437         109,092
Commercial                                                 16,121          15,727          15,433          15,328          14,233
Industrial                                                     76              75              67              63              64
Other                                                         474             444             417             377           1,129
----------------------------------------------------------------------------------------------------------------------------------
Total                                                     133,870         131,892         128,808         126,205         124,518
==================================================================================================================================
Employees (year-end):                                         550             554             533             542             535
----------------------------------------------------------------------------------------------------------------------------------

SELECTED FINANCIAL AND OPERATING DATA 1997-2001 (continued)
Savannah Electric and Power Company 2001 Annual Report


-----------------------------------------------------------------------------------------------------------------------------
                                                        2001            2000            1999            1998            1997
-----------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                         $123,819        $129,520        $112,371        $109,393         $96,587
Commercial                                           100,835         102,116          88,449          86,231          78,949
Industrial                                            34,971          40,839          32,233          37,865          35,301
Other                                                  9,547          10,147           9,212           8,838           8,621
-----------------------------------------------------------------------------------------------------------------------------
Total retail                                         269,172         282,622         242,265         242,327         219,458
Sales for resale  - non-affiliates                     8,884           4,748           3,395           4,548           3,467
Sales for resale  - affiliates                         3,205           4,974           4,151           3,016           2,052
-----------------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity             281,261         292,344         249,811         249,891         224,977
Other revenues                                         2,591           3,374           1,783           4,564           1,300
-----------------------------------------------------------------------------------------------------------------------------
Total                                               $283,852        $295,718        $251,594        $254,455        $226,277
=============================================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                        1,658,735       1,671,089       1,579,068       1,539,792       1,428,337
Commercial                                         1,388,357       1,369,448       1,287,832       1,236,337       1,156,078
Industrial                                           787,674         800,150         713,448         900,012         881,261
Other                                                133,967         135,824         132,555         131,142         124,490
-----------------------------------------------------------------------------------------------------------------------------
Total retail                                       3,968,733       3,976,511       3,712,903       3,807,283       3,590,166
Sales for resale  - non-affiliates                   111,145          77,481          51,548          53,294          94,280
Sales for resale  - affiliates                        87,799          88,646          76,988          58,415          54,509
-----------------------------------------------------------------------------------------------------------------------------
Total                                              4,167,677       4,142,638       3,841,439       3,918,992       3,738,955
=============================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                             7.46            7.75            7.12            7.10            6.76
Commercial                                              7.26            7.46            6.87            6.97            6.83
Industrial                                              4.44            5.10            4.52            4.21            4.01
Total retail                                            6.78            7.11            6.52            6.36            6.11
Sales for resale                                        6.08            5.85            5.87            6.77            3.71
Total sales                                             6.75            7.06            6.50            6.38            6.02
Residential Average Annual
  Kilowatt-Hour Use Per Customer                      14,241          14,593          14,100          14,061          13,231
Residential Average Annual
  Revenue Per Customer                             $1,063.07       $1,131.08       $1,003.39         $998.94         $894.73
Plant Nameplate Capacity
  Ratings (year-end) (megawatts)                         788             788             788             788             788
Maximum Peak-Hour Demand (megawatts):
Winter                                                   758             724             719             582             625
Summer                                                   846             878             875             846             802
Annual Load Factor (percent)                            55.9            53.4            51.2            54.9            54.3
Plant Availability Fossil-Steam (percent):              81.2            78.5            72.8            72.9            93.7
-----------------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                    50.5            51.6            44.6            41.6            34.4
Oil and gas                                              4.0             6.9            12.3            12.9             5.2
Purchased power -
  From non-affiliates                                    5.3             7.7             5.3             3.4             1.4
  From affiliates                                       40.2            33.8            37.8            42.1            59.0
-----------------------------------------------------------------------------------------------------------------------------
Total                                                  100.0           100.0           100.0           100.0           100.0
=============================================================================================================================

                                    PART III

Items 10, 11, 12 and 13 for SOUTHERN are incorporated by reference to ELECTION OF DIRECTORS in SOUTHERN's definitive Proxy Statement relating to the 2002 Annual Meeting of Stockholders.

     Additionally, Items 10, 11, 12 and 13 for ALABAMA, GEORGIA, GULF and MISSISSIPPI are incorporated by reference to the Information Statements of ALABAMA, GEORGIA, GULF and MISSISSIPPI relating to each of their respective 2002 Annual Meetings of Shareholders.

     The ages of directors and executive officers in Item 10 set forth below are as of December 31, 2001.

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of directors of SAVANNAH.

Anthony R. James
President and Chief Executive Officer
Age 51
Served as Director since 5-3-01

Gus H. Bell (1)
Age 64
Served as Director since 7-20-99

Archie H. Davis (1)
Age 60
Served as Director since 2-18-97

Walter D. Gnann (1)
Age 66
Served as Director since 5-17-83

Robert B. Miller, III (1)
Age 56
Served as Director since 5-17-83

Arnold M. Tenenbaum (1)
Age 65
Served as Director since 5-17-77

(1)    No position other than Director.

     Each of the above is currently a director of SAVANNAH, serving a term running from the last annual meeting of SAVANNAH's stockholder (May 3, 2001) for one year until the next annual meeting or until a successor is elected and qualified, except for Mr. James, whose election was effective on the date indicated.

     There are no arrangements or understandings between any of the individuals listed above and any other person pursuant to which he was or is to be selected as a director or nominee, other than any arrangements or understandings with directors or officers of SAVANNAH acting solely in their capacities as such.

Identification of executive officers of SAVANNAH.

Anthony R. James
President, Chief Executive Officer and Director
Age 51
Served as Executive Officer since 7-27-00

W. Miles Greer
Vice President - Customer Operations and
External Affairs
Age 58
Served as Executive Officer since 11-20-85

Sandra R. Miller
Vice President - Power Generation
Age 49
Served as Executive Officer since 7-26-01

Kirby R. Willis
Vice President, Treasurer and Chief Financial Officer
Age 50
Served as Executive Officer since 1-1-94

     Each of the above is currently an executive officer of SAVANNAH, serving a term running from the meeting of the directors held on July 26, 2001 for the ensuing year.

     There are no arrangements or understandings between any of the individuals listed above and any other person pursuant to which he or she was or is to be selected as an officer, other than any arrangements or understandings with officers of SAVANNAH acting solely in their capacities as such.

Identification of certain significant employees.
     None.

Family relationships.
     None.

                                     III-1

Business experience.

Anthony R. James - President and Chief Executive Officer since 2001. He previously served as Vice President of Power Generation and Senior Production Officer from 2000 to 2001 and also as Central Cluster Manager at GEORGIA's Plant Scherer from 2000 to 2001. He served as Plant Manager at GEORGIA's Plant Scherer from 1996 to 2000. Director of SunTrust Bank of Savannah.

Gus H. Bell, III - President and Chief Executive Officer of Hussey, Gay, Bell and DeYoung, Inc., (specializing in environmental, industrial, structural, architectural and civil engineering), Savannah, Georgia. Director of SunTrust Bank of Savannah.

Archie H. Davis - President and Chief Executive Officer of The Savannah Bancorp and Chief Executive Officer of The Savannah Bank, N.A., Savannah, Georgia. Member of the Board of Directors of Thomaston Mills, Thomaston, Georgia.

Walter D. Gnann - President of Walt's TV, Appliance and Furniture Co., Inc., Springfield, Georgia.

Robert B. Miller, III - President of American Building Systems, Inc., Savannah, Georgia.

Arnold M. Tenenbaum - President and Director of Chatham Steel Corporation. Director of First Union Bank of Georgia, First Union
Bank of Savannah and Cerulean Corporation.

W. Miles Greer - Vice President of Customer Operations and External Affairs since 1998. He previously served as Vice President of Marketing and Customer Service from 1994 to 1998. Responsible for customer services, transmission and distribution, engineering, system operation and external affairs.

Sandra R. Miller - Vice President of Power Generation since 2001. She previously served as Manager of Technical Training at SCS from 1998 to 2001 and Team Leader at GEORGIA's Plant Bowen from June 1996 to June 1998. Responsible for operations and maintenance of Plants Kraft, Riverside and McIntosh.

Kirby R. Willis - Vice President, Treasurer and Chief Financial Officer since 1994 and Assistant Corporate Secretary since 1998. Responsible primarily for accounting, financial, labor relations, corporate services, corporate compliance, environmental and safety activities.

Involvement in certain legal proceedings.
     None

Section 16(a) Beneficial Ownership Reporting
Compliance.

     No late filers.


                                     III-2

Item 11.        EXECUTIVE COMPENSATION

Summary Compensation Table. The following table sets forth information concerning any Chief Executive Officer and the three most highly compensated executive officers of SAVANNAH serving during 2001.

                                              ANNUAL COMPENSATION                         LONG-TERM COMPENSATION
                                                                                  Number of
                                                                                  Securities   Long-
Name                                                                              Underlying   Term
and                                                            Other Annual       Stock        Incentive    All Other
Principal                                                      Compensation       Options      Payouts      Compensation
Position               Year         Salary($)    Bonus($)      ($)1               (Shares)      ($)2        ($)3
------------------------------------------------------------------------------------------------------------------------

G. Edison
   Holland, Jr.4
President,               2001       333,539      324,022            3,692        68,071               -        49,827
Chief Executive          2000       295,812      243,263           24,438        25,667               -        15,453
Officer, Director        1999       254,914       42,626           21,588         8,375         166,052        13,392

Anthony R. James5
President, Chief         2001       210,856      177,858            1,328        31,363               -        30,195
Executive Officer,       2000       175,048      161,442                -        12,752               -         7,582
Director                 1999             -            -                -             -               -             -

W. Miles Greer           2001       184,066      104,286              666        32,505               -         8,567
Vice President           2000       177,013      100,923              601        13,416               -        16,982
                         1999       168,713       21,322            1,874         6,130          79,476        15,150

Kirby R. Willis
Vice President,          2001       168,747      100,480              490        29,993               -         8,495
Chief Financial          2000       162,279       97,394            4,908         8,785               -        12,159
Officer, Treasurer       1999       156,068       19,546              259         5,028          79,476        11,767

Sandra R. Miller6        2001       112,802       83,015            8,123         1,896               -        20,749
Vice President           2000             -            -                -             -               -             -
                         1999             -            -                -             -               -             -

-----------------------------------
1 Tax reimbursement by SAVANNAH on certain personal benefits.
2 Payouts made in 2000 for the four-year performance period ending December 31, 1999.
3 SAVANNAH contributions in 2001 to the Employee Savings Plan (ESP), Employee
Stock Ownership Plan (ESOP), Supplemental Benefit Plan (SBP) or Above-Market
Earnings on deferred compensation (AME) and tax sharing benefits paid to participants who elected receipt of dividends on SOUTHERN's common stock held in the ESP are as follows:
Name                          ESP        ESOP      SBP or AME   ESP Tax Sharing Benefits
----                          ---        ----      ----------   ------------------------
G. Edison Holland, Jr.      $6,853      $764       $9,861            $721
Anthony R. James             6,853       764        3,181               -
W. Miles Greer               7,650       764          153               -
Kirby R. Willis              5,923       764        1,808               -
Sandra R. Miller             5,051       698            -               -
In 2001, this amount for Mr. Holland,  Mr. James and Ms. Miller includes
$31,628,  $19,397 and $15,000,  respectively,  of additional incentive compensation.
4 Mr. Holland transferred to SOUTHERN on May 1, 2001.
5 Mr. James became President and Chief Executive Officer effective May 1, 2001.
6 Ms. Miller became an executive officer of SAVANNAH on July 26, 2001.

                                     III-3

                           STOCK OPTION GRANTS IN 2001

Stock Option Grants. The following table sets forth all stock option grants to the named executive officers of SAVANNAH during the year ending December 31, 2001.


                                   Individual Grants                                         Grant Date Value

                              # of           % of Total
                              Securities     Options          Exercise
                              Underlying     Granted to       or
                              Options        Employees in     Base Price      Expiration     Grant Date
   Name                       Granted7       Fiscal Year8     ($/Sh)7         Date7          Present Value($)9
   -----------------------------------------------------------------------------------------------------------------

   SAVANNAH

   G. Edison Holland, Jr.       33,159             17           19.0762       2/16/2011             146,894
                                34,912             17           22.4250       4/16/2011             166,530
   Anthony R. James             17,794              9           19.0762       2/16/2011              78,827
                                13,569              7           22.4250       4/16/2011              64,724
   W. Miles Greer               17,007              8           19.0762       2/16/2011              75,341
                                15,498              8           22.4250       4/16/2011              73,925
   Kirby R. Willis              15,591              8           19.0762       2/16/2011              69,068
                                14,402              7           22.4250       4/16/2001              68,698
   Sandra R. Miller              1,337              1           19.0762       2/16/2011               5,923
                                   559              0           22.4250       4/16/2011               2,666

-------------------------------

7 Under the terms of the Omnibus Incentive Compensation Plan, stock option grants were made on February 16, 2001 and April 16, 2001, and vest annually at a rate of one-third on the anniversary date of the grant. Grants fully vest upon termination as a result of death, total disability or retirement and expire five years after retirement, three years after death or total disability or their normal expiration date if earlier. The exercise price is the average of the high and low price of SOUTHERN's common stock on the date granted. Options may be transferred to certain family members, family trusts and family limited partnerships. The number of options granted on February 16, 2001 and the exercise price thereof were adjusted after the spin-off of Mirant under the antidilution provisions of the plan such that the options had the same aggregate intrinsic value on the day of the spin-off as the day before.
8 A total of 200,946 stock options were granted in 2001.
9 Value was calculated using the Black-Scholes option valuation model. The actual value, if any, ultimately realized depends on the market value of SOUTHERN's common stock at a future date. Significant assumptions are shown below:

                                      Risk-free       Dividend                      Discount for forfeiture risk:
     Grant            Volatility    rate of return   opportunity         Term          before        after
     Date                                                                             vesting       vesting
-------------------------------------------------------------------------------------------------------------------
     2/16/01             25.63%        4.83%          50%                10            7.79%         12.45%
     4/16/01             26.50%        4.65%          50%                10            7.79%         11.77%
-------------------------------------------------------------------------------------------------------------------


These assumptions reflect the effects of cash dividend equivalents paid to participants under SOUTHERN's Performance Dividend Plan assuming targets are met.



                                     III-4

AGGREGATED STOCK OPTION EXERCISES IN 2001 AND YEAR-END OPTION VALUES

Aggregated Stock Option Exercises. The following table sets forth information concerning options exercised during the year ending December 31, 2001 by the named executive officers and the value of unexercised options held by them as of December 31, 2001.

                                                                        Number of
                                                                        Securities             Value of
                                                                        Underlying             Unexercised
                                                                        Unexercised            In-the-Money
                                                                        Options at             Options at
                                                                        Fiscal                 Fiscal
                                                                        Year-End (#)           Year-End($)10

                         Shares Acquired           Value                Exercisable/           Exercisable/
Name                     on Exercise (#)           Realized($)11        Unexercisable          Unexercisable
--------------------------------------------------------------------------------------------------------------

SAVANNAH

G. Edison Holland, Jr.        38,297                 419,217             35,004/99,611       325,235/637,703
Anthony R. James               6,757                  67,947             17,972/47,384       166,611/317,077
W. Miles Greer                     -                       -             29,132/49,916       288,866/331,185
Kirby R. Willis                6,218                  55,902             25,096/41,929       248,549/261,847
Sandra R. Miller                   -                       -                 560/3,015          5,980/21,972


----------------------------

10 This column represents the excess of the fair market value of SOUTHERN's common stock of $25.35 per share, as of December 31, 2001, above the exercise price of the options. The Exercisable column reports the "value" of options that are vested and therefore could be exercised. The Unexercisable column reports the "value" of options that are not vested and therefore could not be exercised as of December 31, 2001.
11 The "Value Realized" is ordinary income, before taxes, and represents the amount equal to the excess of the fair market value of the shares at the time of exercise above the exercise price.


                                     III-5

                  DEFINED BENEFIT OR ACTUARIAL PLAN DISCLOSURE

Pension Plan Table. The following table sets forth the estimated annual pension benefits payable at normal retirement age under SOUTHERN's qualified Pension Plan, as well as non-qualified supplemental benefits, based on the stated compensation and years of service with the SOUTHERN system for Ms. Miller and Messrs. Holland and James. Compensation for pension purposes is limited to the average of the highest three of the final 10 years' compensation. Compensation is base salary plus the excess of annual incentive compensation over 15 percent of base salary. These compensation components are reported under columns titled "Salary" and "Bonus" in the Summary Compensation Table on page III-3.

                                           Years of Accredited Service

Remuneration             15         20           25           30          35            40
------------             -----------------------------------------------------------------

    $  100,000       $ 25,500    $ 34,000    $ 42,500     $ 51,000      $ 59,500     $ 68,000
       300,000         76,500     102,000     127,500      153,000       178,500      204,000
       500,000        127,500     170,000     212,500      255,000       297,500      340,000
       700,000        178,500     238,000     297,500      357,000       416,500      476,000
       900,000        229,500     306,000     382,500      459,000       535,500      612,000
     1,100,000        280,500     374,000     467,500      561,000       654,500      748,000
     1,300,000        331,500     442,000     552,500      663,000       773,500      884,000

     As of December 31, 2001, the applicable compensation levels and years of accredited service for SAVANNAH's named executive officers are presented in the following table:

                                         Compensation         Accredited
            Name                             Level          Years of Service

            G. Edison Holland, Jr.12       $522,288                  18
            Anthony R. James                299,112                  22
            W. Miles Greer13                250,600                  25
            Kirby R. Willis                 235,192                  27
            Sandra R. Miller                156,036                  21

The amounts shown in the table were calculated according to the final average pay formula and are based on a single life annuity without reduction for joint and survivor annuities or computation of Social Security offset that would apply in most cases.

-----------------------

12 The number of accredited years of service includes 9 years and 3 months credited to Mr. Holland pursuant to a supplemental pension agreement.
13 The number of accredited years of service includes 7 years and 6 months credited to Mr. Greer pursuant to a supplemental pension agreement.

                                     III-6

     Effective January 1, 1998, SAVANNAH merged its pension plan into the SOUTHERN Pension Plan. SAVANNAH also has in effect a supplemental executive retirement plan for certain of its executive employees. The plan is designed to provide participants with a supplemental retirement benefit, which, in conjunction with Social Security and benefits under SOUTHERN's qualified pension plan, will equal 70 percent of the highest three of the final 10 years' average annual earnings (excluding incentive compensation).

      The following table sets forth the estimated combined annual pension benefits under SOUTHERN's pension and SAVANNAH's supplemental executive retirement plans in effect during 2001 which are payable to Messrs. Greer and Willis, upon retirement at the normal retirement age after designated periods of accredited service and at a specified compensation level.

                                           Years of Accredited Service
       Remuneration                  15                 25               35
--------------------------           --                 --               --

          $150,000                  105,000           105,000          105,000
           180,000                  126,000           126,000          126,000
           210,000                  147,000           147,000          147,000
           260,000                  182,000           182,000          182,000
           280,000                  196,000           196,000          196,000
           300,000                  210,000           210,000          210,000
           350,000                  245,000           245,000          245,000
           400,000                  280,000           280,000          280,000
           430,000                  301,000           301,000          301,000
           460,000                  322,000           322,000          322,000

Compensation of Directors.

     Standard Arrangements. The following table presents compensation paid to the directors during 2001 for service as a member of the board of directors and any board committee(s), except that employee directors received no fees or compensation for service as a member of the board of directors or any board committee. At the election of the director, all or a portion of the cash retainer may be payable in SOUTHERN's common stock, and all or a portion of the total fees may be deferred under the Deferred Compensation Plan until membership on the board is terminated.

Cash Retainer Fee       $10,000
Stock Retainer Fee      50 shares in the first quarter 2001 and 85 shares per
                        quarter thereafter

Meeting Fees:
$750 for each Board or Committee meeting attended

     Effective January 1, 1997, the Outside Directors Pension Plan (the "Plan") was terminated and benefits payable under the Plan were frozen. Non-employee directors serving as of January 1, 1997 were given a one-time election to receive a Plan benefit buy-out equal to the actuarial present value of future Plan benefits or receive benefits under the terms of the Plan at the annual retainer rate in effect on December 31, 1996. Directors who elected to receive the benefit buy-out were required to defer receipt of that amount under the Deferred Compensation Plan until termination from board membership. Directors who elected to continue to participate under the terms of the Plan are entitled to benefits upon retirement from the board on the retirement date designated in SAVANNAH's by-laws. The annual benefit payable is based upon length of service and varies from 75 percent of the annual retainer in effect on December 31, 1996 if the participant has at least 60 months of service on the board of one or more system companies, to 100 percent if the participant has at least 120 months of such service. Payments will continue for the greater of the lifetime of the participant or 10 years.

                                     III-7

Other Arrangements. No director received other compensation for services as a director during the year ending December 31, 2001 in addition to or in lieu of that specified by the standard arrangements specified above.

Employment Contracts and Termination of Employment and Change in Control Arrangements.
------------------------------------------------------------------------

SAVANNAH has adopted SOUTHERN's Change in Control Plan, which is applicable to certain of its officers, and has entered into individual change in control agreements with its most highly compensated executive officers. If an executive is involuntarily terminated, other than for cause, within two years following a change in control of SAVANNAH or SOUTHERN, the agreements provide for:

o lump sum payment of two or three times annual compensation,
o up to five years' coverage under group health and life insurance plans,
o immediate vesting of all stock options, stock appreciation rights and restricted stock previously granted,
o payment of any accrued long-term and short-term bonuses and dividend equivalents and
o payment of any excise tax liability incurred as a result of payments made under any individual agreements.

A SOUTHERN change in control is defined under the agreements as:

o acquisition of at least 20 percent of the SOUTHERN's stock,
o a change in the majority of the members of the SOUTHERN's board of directors,
o a merger or other business combination that results in SOUTHERN's shareholders immediately before the merger owning less than 65 percent of the voting power after the merger or
o a sale of substantially all the assets of SOUTHERN.

A change in control of SAVANNAH is defined under the agreements as:

o acquisition of at least 50 percent of SAVANNAH's stock,
o a merger or other business combination unless SOUTHERN controls the surviving entity or
o a sale of substantially all the assets of SAVANNAH.

     SOUTHERN also has amended its short- and long-term incentive plans to provide for pro-rata payments at not less than target-level performance if a change in control occurs and the plans are not continued or replaced with comparable plans.

Report on Repricing of Options.

         None.

Compensation Committee Interlocks and Insider Participation.

         None.
                                     III-8

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners. SOUTHERN is the beneficial owner of 100% of the outstanding common stock of SAVANNAH.

-------------------------------------------------------------------------------
                                                  Amount and
                 Name and Address                 Nature of            Percent
                 of Beneficial                    Beneficial           of
Title of Class   Owner                            Ownership            Class
-------------------------------------------------------------------------------

Common Stock     The Southern Company                                    100%
                 270 Peachtree Street, N.W.
                 Atlanta, Georgia 30303

                 Registrant:
                 SAVANNAH                            10,844,635

Security Ownership of Management. The following table shows the number of shares of SOUTHERN common stock owned by the SAVANNAH's directors, nominees and executive officers as of December 31, 2001. It is based on information furnished by the directors, nominees and executive officers. The shares owned by all directors, nominees and executive officers as a group constitute less than one percent of the total number of shares outstanding on December 31, 2001.

Name of Directors,
Nominees and                                        Number of Shares
Executive Officers          Title of Class          Beneficially Owned (1) (2)
------------------          --------------          --------------------------

Gus H. Bell, III            SOUTHERN Common                          259
Archie H. Davis             SOUTHERN Common                          522
Walter D. Gnann             SOUTHERN Common                        3,433
Anthony R. James            SOUTHERN Common                       43,854
Robert B. Miller, III       SOUTHERN Common                        1,128
Arnold M. Tenenbaum         SOUTHERN Common                        1,167
W. Miles Greer              SOUTHERN Common                       46,348
Sandra R. Miller            SOUTHERN Common                        3,365
Kirby R. Willis             SOUTHERN Common                       40,712

The directors, nominees
and executive officers
as a group                  SOUTHERN Common                      140,788



(1) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security and/or investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).

(2) The shares shown include shares of SOUTHERN common stock of which certain directors and executive officers have the right to acquire beneficial ownership within 60 days pursuant to the Executive Stock Plan and/or Performance Stock Plan, as follows: Mr. Greer, 41,887 shares; Mr. James, 30,640 shares, Ms. Miller, 1,565 shares and Mr. Willis, 34,933 shares.

                                     III-9

Changes in control. SOUTHERN and SAVANNAH know of no arrangements which may at a subsequent date result in any change in control.


ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with management and others.

     Mr. Archie Davis is currently Chief Executive Officer of The Savannah Bank, N.A., Savannah, Georgia and was also President prior to February 2002. During 2001, this bank furnished a number of regular banking services in the ordinary course of business to SAVANNAH. SAVANNAH intends to maintain normal banking relations with the aforesaid bank in the future.

Certain business relationships.
     None.

Indebtedness of management.
     None.

Transactions with promoters.
     None.




                                     III-10

                                     PART IV


Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report on this Form 10-K:

     (1) Financial Statements:

         Reports of Independent Public Accountants on the financial statements for SOUTHERN and Subsidiary Companies, ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH are listed under Item 8 herein.

         The financial statements filed as a part of this report for SOUTHERN and Subsidiary Companies, ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH are listed under Item 8 herein.

     (2) Financial Statement Schedules:

         Reports of Independent Public Accountants as to Schedules for SOUTHERN and Subsidiary Companies, ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH are included herein on pages IV-12 through IV-17.

         Financial Statement Schedules for SOUTHERN and Subsidiary Companies, ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH are listed in the Index to the Financial Statement Schedules at page S-1.

     (3) Exhibits:

         Exhibits for SOUTHERN, ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH are listed in the Exhibit Index at page E-1.


(b)  Reports on Form 8-K during the fourth quarter of 2001 were as follows:


     SOUTHERN filed a Current Report on Form 8-K:

     Date of event:        December 20, 2001
     Items reported:       Item 5

     GEORGIA filed a Current Report on Form 8-K:

     Date of event:        December 20, 2001
     Items reported:       Item 5

     GULF filed Current Reports on Form 8-K:

     Date of event:        October 5, 2001
     Items reported:       Items 5 and 7

     Date of event:        November 8, 2001
     Items reported:       Items 5 and 7

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

     THE SOUTHERN COMPANY

     By:   H. Allen Franklin, Chairman, President and
           Chief Executive Officer

        /s/Wayne Boston
     By:   Wayne Boston
           (Wayne Boston, Attorney-in-fact)

     Date: March 22, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

     H. Allen Franklin
     Chairman, President and
     Chief Executive Officer
     (Principal Executive Officer)

     Gale E. Klappa
     Executive Vice President, Chief Financial Officer and
     Treasurer
     (Principal Financial Officer)

     W. Dean Hudson
     Comptroller and Chief Accounting Officer
     (Principal Accounting Officer)


                            Directors:
    Daniel P. Amos                L. G. Hardman III
    Dorrit J. Bern                Donald M. James
    Thomas F. Chapman             Zack T. Pate
    Bruce S. Gordon               Gerald J. St. Pe'


        /s/Wayne Boston
     By:   Wayne Boston
           (Wayne Boston, Attorney-in-fact)

     Date: March 22, 2002

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

     ALABAMA POWER COMPANY

     By:   Charles D. McCrary, President and
           Chief Executive Officer

        /s/Wayne Boston
     By:   Wayne Boston
           (Wayne Boston, Attorney-in-fact)

     Date: March 22, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

     Charles D. McCrary
     President, Chief Executive Officer and Director
     (Principal Executive Officer)

     William B. Hutchins, III
     Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

     Art P. Beattie
     Vice President and Comptroller
     (Principal Accounting Officer)

                          Directors:
    Whit Armstrong                     Mayer Mitchell
    David J. Cooper                    William V. Muse
    H. Allen Franklin                  Robert D. Powers
    R. Kent Henslee                    C. Dowd Ritter
    Patricia M. King                   James H. Sanford
    James K. Lowder                    John Cox Webb, IV
    Wallace D. Malone, Jr.             James W. Wright
    Thomas C. Meredith

        /s/Wayne Boston
     By:   Wayne Boston
           (Wayne Boston, Attorney-in-fact)

     Date: March 22, 2002

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

     GEORGIA POWER COMPANY

     By:   David M. Ratcliffe, President and
           Chief Executive Officer

     By:   Wayne Boston
           (Wayne Boston, Attorney-in-fact)

     Date: March 22, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

     David M. Ratcliffe
     President, Chief Executive Officer and Director
     (Principal Executive Officer)

     Thomas A. Fanning
     Executive Vice President, Chief Financial Officer and Treasurer
     (Principal Financial Officer)

     Cliff S. Thrasher
     Vice President, Comptroller and Chief Accounting Officer
     (Principal Accounting Officer)

                          Directors:
     Juanita P. Baranco           James R. Lientz, Jr.
     Anna R. Cablik               Richard W. Ussery
     William A. Fickling, Jr.     William Jerry Vereen
     H. Allen Franklin            Carl Ware
     L. G. Hardman III            E. Jenner Wood, III


         /s/Wayne Boston
     By:   Wayne Boston
           (Wayne Boston, Attorney-in-fact)

     Date: March 22, 2002


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

     GULF POWER COMPANY

     By:   Travis J. Bowden, President and
           Chief Executive Officer

        /s/Wayne Boston
     By:   Wayne Boston
           (Wayne Boston, Attorney-in-fact)

     Date: March 22, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

     Travis J. Bowden
     President, Chief Executive Officer and Director
     (Principal Executive Officer)

     Ronnie R. Labrato
     Vice President, Chief Financial Officer and Comptroller
     (Principal Financial and Accounting Officer)

                        Directors:
     C. LeDon Anchors           W. Deck Hull, Jr.
     Fred C. Donovan, Sr.       William A. Pullum
     H. Allen Franklin          Joseph K. Tannehill

     By:  /s/ Wayne Boston
           (Wayne Boston, Attorney-in-fact)

     Date: March 22, 2002

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

     MISSISSIPPI POWER COMPANY

     By:   Michael D. Garrett, President and
           Chief Executive Officer

        /s/Wayne Boston
     By:   Wayne Boston
           (Wayne Boston, Attorney-in-fact)

     Date: March 22, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

     Michael D. Garrett
     President, Chief Executive Officer and Director
     (Principal Executive Officer)

     Michael W. Southern
     Vice President, Treasurer and
     Chief Financial Officer
     (Principal Financial and Accounting Officer)

                         Directors:
      Tommy E. Dulaney          George A. Schloegel
      Aubrey K. Lucas           Gene Warr
      Malcolm Portera

        /s/Wayne Boston
     By:   Wayne Boston
           (Wayne Boston, Attorney-in-fact)

     Date: March 22, 2002

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

     SAVANNAH ELECTRIC AND POWER COMPANY

     By:   Anthony R. James, President and
           Chief Executive Officer

           /s/Wayne Boston
     By:   Wayne Boston
           (Wayne Boston, Attorney-in-fact)

     Date: March 22, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

      Anthony R. James
      President, Chief Executive Officer and Director
      (Principal Executive Officer)

      Kirby R. Willis
      Vice President, Treasurer and
      Chief Financial Officer
      (Principal Financial and Accounting Officer)

                        Directors:
     Gus H. Bell, III         Robert B. Miller, III
     Archie H. Davis          Arnold M. Tenenbaum
     Walter D. Gnann

        /s/Wayne Boston
     By:   Wayne Boston
           (Wayne Boston, Attorney-in-fact)

     Date: March 22, 2002

Exhibit 21.  Subsidiaries of the Registrants.*

                                                             Jurisdiction of
Name of Company                                                Organization
-------------------------------------------------------------------------------

The Southern Company                                          Delaware
         Southern Company Capital Trust I                     Delaware
         Southern Company Capital Trust II                    Delaware
         Southern Company Capital Trust III                   Delaware
         Southern Company Capital Trust IV                    Delaware
         Southern Company Capital Trust V                     Delaware
         Southern Company Capital Trust VI                    Delaware
         Southern Company Capital Trust VII                   Delaware
         Southern Company Capital Trust VIII                  Delaware
         Southern Company Capital Trust IX                    Delaware
Alabama Power Company                                         Alabama
         Alabama Power Capital Trust I                        Delaware
         Alabama Power Capital Trust II                       Delaware
         Alabama Power Capital Trust III                      Delaware
         Alabama Power Capital Trust IV                       Delaware
         Alabama Power Capital Trust V                        Delaware
         Alabama Property Company                             Alabama
         Southern Electric Generating Company                 Alabama
Georgia Power Company                                         Georgia
         Georgia Power Capital Trust I                        Delaware
         Georgia Power Capital Trust II                       Delaware
         Georgia Power Capital Trust III                      Delaware
         Georgia Power Capital Trust IV                       Delaware
         Georgia Power Capital Trust V                        Delaware
         Georgia Power Capital Trust VI                       Delaware
         Georgia Power Capital Trust VII                      Delaware
         Georgia Power Capital Trust VIII                     Delaware
         Piedmont-Forrest Corporation                         Georgia
         Southern Electric Generating Company                 Alabama
Gulf Power Company                                            Maine
         Gulf Power Capital Trust I                           Delaware
         Gulf Power Capital Trust II                          Delaware
         Gulf Power Capital Trust III                         Delaware
         Gulf Power Capital Trust IV                          Delaware
Mississippi Power Company                                     Mississippi
         Mississippi Power Capital Trust I                    Delaware
         Mississippi Power Capital Trust II                   Delaware
         Mississippi Power Capital Trust III                  Delaware
Savannah Electric and Power Company                           Georgia
         Savannah Electric Capital Trust I                    Delaware
         Savannah Electric Capital Trust II                   Delaware
Southern Power Company                                        Delaware
-------------------------------------------------------------------------------

*This information is as of December 31, 2001. In addition, this list omits certain subsidiaries pursuant to paragraph (b)(21)(ii) of Regulation S-K, Item 601.

                                                                Exhibit 23(a)

                 CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS




         As independent public accountants, we hereby consent to the incorporation of our reports dated February 13, 2002 on the financial statements of The Southern Company and its subsidiaries and the related financial statement schedule, included in this Form 10-K, into The Southern Company's previously filed Registration Statement File Nos. 2-78617, 33-3546, 33-54415, 33-57951,
33-58371, 33-60427, 333-09077, 333-31808, 333-44127, 333-44261, 333-64871,
333-65178 and 333-73462.





/s/Arthur Andersen LLP
Atlanta, Georgia
March 19, 2002
                                      IV-6

                                                                  Exhibit 23(b)


                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS





         As independent public accountants, we hereby consent to the incorporation of our reports dated February 13, 2002 on the financial statements of Alabama Power Company and the related financial statement schedule, included in this Form 10-K, into Alabama Power Company's previously filed Registration Statement File No. 333-72784.




/s/Arthur Andersen LLP
Birmingham, Alabama
March 19, 2002

                                                                 Exhibit 23(c)


                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS





         As independent public accountants, we hereby consent to the incorporation of our reports dated February 13, 2002 on the financial statements of Georgia Power Company and the related financial statement schedule, included in this Form 10-K, into Georgia Power Company's previously filed Registration Statement File Nos. 333-75193 and 333-57884.





/s/Arthur Andersen LLP
Atlanta, Georgia
March 19, 2002

                                                              Exhibit 23(d)





                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS





         As independent public accountants, we hereby consent to the incorporation of our reports dated February 13, 2002 on the financial statements of Gulf Power Company and the related financial statement schedule, included in this Form 10-K, into Gulf Power Company's previously filed Registration Statement File No. 333-59942.




/s/Arthur Andersen LLP
Atlanta, Georgia
March 19, 2002

                                                              Exhibit 23(e)





                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS





         As independent public accountants, we hereby consent to the incorporation of our reports dated February 13, 2002 on the financial statements of Mississippi Power Company and the related financial statement schedule, included in this Form 10-K, into Mississippi Power Company's previously filed Registration Statement File No. 333-45069.





/s/Arthur Andersen LLP
Atlanta, Georgia
March 19, 2002

                                                               Exhibit 23(f)





                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS





         As independent public accountants, we hereby consent to the incorporation of our reports dated February 13, 2002 on the financial statements of Savannah Electric and Power Company and the related financial statement schedule, included in this Form 10-K, into Savannah Electric and Power Company's previously filed Registration Statement File No. 333-57886.




/s/Arthur Andersen LLP
Atlanta, Georgia
March 19, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULE


To The Southern Company:

    We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of The Southern Company and its subsidiaries included in this Form 10-K, and have issued our report thereon dated February 13, 2002. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed under Item 14(a)(2) herein as it relates to The Southern Company and its subsidiaries (page S-2) is the responsibility of The Southern Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




/s/Arthur Andersen LLP
Atlanta, Georgia
February 13, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULE


To Alabama Power Company:

    We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of Alabama Power Company included in this Form 10-K, and have issued our report thereon dated February 13, 2002. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed under Item 14(a)(2) herein as it relates to Alabama Power Company (page S-3) is the responsibility of Alabama Power Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




/s/Arthur Andersen LLP
Birmingham, Alabama
February 13, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULE


To Georgia Power Company:

      We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of Georgia Power Company included in this Form 10-K, and have issued our report thereon dated February 13, 2002. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed under Item 14(a)(2) herein as it relates to Georgia Power Company (page S-4) is the responsibility of Georgia Power Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




/s/Arthur Andersen LLP
Atlanta, Georgia
February 13, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULE


To Gulf Power Company:

    We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of Gulf Power Company included in this Form 10-K, and have issued our report thereon dated February 13, 2002. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed under Item 14(a)(2) herein as it relates to Gulf Power Company (page S-5) is the responsibility of Gulf Power Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




/s/Arthur Andersen LLP
Atlanta, Georgia
February 13, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULE


To Mississippi Power Company:

    We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of Mississippi Power Company included in this Form 10-K, and have issued our report thereon dated February 13, 2002. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed under Item 14(a)(2) herein as it relates to Mississippi Power Company (page S-6) is the responsibility of Mississippi Power Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




/s/Arthur Andersen LLP
Atlanta, Georgia
February 13, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULE


To Savannah Electric and Power Company:

    We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of Savannah Electric and Power Company included in this Form 10-K, and have issued our report thereon dated February 13, 2002. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed under Item 14(a)(2) herein as it relates to Savannah Electric and Power Company (page S-7) is the responsibility of Savannah Electric and Power Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




/s/Arthur Andersen LLP
Atlanta, Georgia
February 13, 2002

                     INDEX TO FINANCIAL STATEMENT SCHEDULES
Schedule

II     Valuation and Qualifying Accounts and Reserves
        2001, 2000 and 1999
         The Southern Company and Subsidiary Companies...................   S-2
         Alabama Power Company...........................................   S-3
         Georgia Power Company...........................................   S-4
         Gulf Power Company..............................................   S-5
         Mississippi Power Company.......................................   S-6
         Savannah Electric and Power Company.............................   S-7

    Schedules I through V not listed above are omitted as not applicable or not required. Columns omitted from schedules filed have been omitted because the information is not applicable or not required.




                                              THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                                             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                           FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                                     (Stated in Thousands of Dollars)

                                                                           Additions
                                                                 ----------------------------------------

                                   Balance at Beginning     Charged to     Charged to Other                      Balance at End
         Description                     of Period             Income           Accounts       Deductions            of Period
  -------------------------------- ------------------------ -------------- ------------------- ----------------- --------------
  Provision for uncollectible
     accounts
       2001.....................           $21,799            $44,272             $269           $41,957 (Note)        $24,383
       2000.....................            21,834             31,329               39            31,403 (Note)         21,799
       1999.....................            11,268             35,476                -            24,910 (Note)         21,834

-------------------
Note:    Represents write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.

                                       S-2




                                                           ALABAMA POWER COMPANY
                                              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                            FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                                      (Stated in Thousands of Dollars)

                                                                            Additions
                                                                  ---------------------------------------

                                       Balance at Beginning    Charged to      Charged to Other                     Balance at End
         Description                         of Period            Income            Accounts        Deductions          of Period
  ------------------------------------ ----------------------- --------------- ------------------ ----------------- ---------------
  Provision for uncollectible
    accounts
       2001..........................         $6,237               $7,419             $-             $8,419 (Note)        $5,237
       2000..........................          4,117                9,093              -              6,973 (Note)         6,237
       1999..........................          1,855               13,995              -             11,733 (Note)         4,117

-------------------
Note:  Represents write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.




                                                         GEORGIA POWER COMPANY
                                            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                          FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                                    (Stated in Thousands of Dollars)

                                                                        Additions
                                                              ---------------------------------------

                                      Balance at Beginning    Charged to     Charged to Other                     Balance at End
         Description                        of Period            Income           Accounts        Deductions          of Period
  ----------------------------------- ----------------------- -------------- ------------------ ----------------- ----------------
  Provision for uncollectible
    accounts
       2001..........................         $5,100            $22,913             $-             $19,118 (Note)        $8,895
       2000..........................          7,000             10,794              -              12,694 (Note)         5,100
       1999..........................          5,500             14,406              -              12,906 (Note)         7,000

-------------------
Note:  Represents write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.




                                                           GULF POWER COMPANY
                                             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                          FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                                    (Stated in Thousands of Dollars)

                                                                          Additions
                                                                --------------------------------------

                                       Balance at Beginning     Charged to      Charged to Other                    Balance at End
         Description                         of Period             Income            Accounts      Deductions           of Period
  ------------------------------------ ------------------------ --------------- ------------------ ---------------- ---------------
  Provision for uncollectible
    accounts
       2001..........................         $1,302               $2,282               $-           $2,242(Note)       $1,342
       2000..........................          1,026                2,702                -            2,426(Note)        1,302
       1999..........................            996                2,230                -            2,200(Note)        1,026

-------------------
Note:  Represents write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.

                                      S-5




                                                        MISSISSIPPI POWER COMPANY
                                             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                          FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                                    (Stated in Thousands of Dollars)

                                                                           Additions
                                                                 --------------------------------------

                                       Balance at Beginning      Charged to     Charged to Other                    Balance at End
         Description                         of Period              Income           Accounts      Deductions           of Period
  ------------------------------------ ------------------------- -------------- ------------------ ---------------- ---------------
  Provision for uncollectible
    accounts
       2001..........................           $571                $2,877           $(165)          $2,427 (Note)        $856
       2000..........................            697                 1,156              14            1,296 (Note)         571
       1999..........................            621                 1,964               -            1,888 (Note)         697


-------------------
Note:  Represents write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.

                                      S-6




                                                  SAVANNAH ELECTRIC AND POWER COMPANY
                                            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                         FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                                   (Stated in Thousands of Dollars)

                                                                          Additions
                                                                -------------------------------------

                                         Balance at Beginning   Charged to   Charged to Other                   Balance at End
         Description                           of Period           Income         Accounts      Deductions          of Period
  -------------------------------------- ---------------------- ------------ ------------------ --------------- -----------------
  Provision for uncollectible
    accounts
       2001..........................             $407               $978           $-            $885 (Note)         $500
       2000..........................              237                999            -             829 (Note)          407
       1999..........................              284                594            -             641 (Note)          237

-------------------
Note:  Represents write-off of accounts receivable considered to be uncollectible, less recoveries of amounts previously written off.

                                  EXHIBIT INDEX

    The following exhibits indicated by an asterisk preceding the exhibit number are filed herewith. The balance of the exhibits have heretofore been filed with the SEC as the exhibits and in the file numbers indicated and are incorporated herein by reference. The exhibits marked with a pound sign are management contracts or compensatory plans or arrangements required to be filed herewith and required to be identified as such by Item 14 of Form 10-K. Reference is made to a duplicate list of exhibits being filed as a part of this Form 10-K, which list, prepared in accordance with Item 601 of Regulation S-K of the SEC, immediately precedes the exhibits being physically filed with this Form 10-K.

(3)      Articles of Incorporation and By-Laws

         SOUTHERN

         (a) 1 - Composite Certificate of Incorporation of SOUTHERN, reflecting all amendments thereto through January 5, 1994. (Designated in Registration No. 33-3546 as Exhibit 4(a), in Certificate of Notification, File No. 70-7341, as Exhibit A and in Certificate of Notification, File No. 70-8181, as Exhibit A.)

         (a) 2 - By-laws of SOUTHERN as amended effective October 21, 1991, and as presently in effect. (Designated in Form U-1, File No. 70-8181, as Exhibit A-2.)


         ALABAMA

         (b)  1 - Charter of ALABAMA and amendments thereto through January
                  10, 2001. (Designated in Registration Nos. 2-59634 as Exhibit 2(b), 2-60209 as Exhibit 2(c), 2-60484 as Exhibit 2(b),
                  2-70838 as Exhibit 4(a)-2, 2-85987 as Exhibit 4(a)-2, 33-25539
                  as Exhibit 4(a)-2, 33-43917 as Exhibit 4(a)-2, in Form 8-K dated February 5, 1992, File No. 1-3164, as Exhibit 4(b)-3, in Form 8-K dated July 8, 1992, File No. 1-3164, as Exhibit 4(b)-3, in Form 8-K dated October 27, 1993, File No. 1-3164, as Exhibits 4(a) and 4(b), in Form 8-K dated November 16, 1993, File No. 1-3164, as Exhibit 4(a), in Certificate of Notification, File No. 70-8191, as Exhibit A, in ALABAMA's Form 10-K for the year ended December 31, 1997, File No. 1-3164, as Exhibit 3(b)2, in Form 8-K dated August 10, 1998, File No. 1-3164, as Exhibit 4.4 and in ALABAMA's Form 10-K for the year ended December 31, 2000, File No. 1-3164, as Exhibit 3(b)2.)

        *(b)  2 - Amendment to Charter of ALABAMA dated November 21,
                  2001.

        *(b)  3 - By-laws of ALABAMA as amended effective April 26,
                  2001, and as presently in effect.

         GEORGIA

         (c)  1 - Charter of GEORGIA and amendments thereto through January
                  16, 2001. (Designated in Registration Nos. 2-63392 as Exhibit 2(a)-2, 2-78913 as Exhibits 4(a)-(2) and 4(a)-(3), 2-93039 as
                  Exhibit 4(a)-(2), 2-96810 as Exhibit 4(a)-2, 33-141 as Exhibit 4(a)-(2), 33-1359 as Exhibit 4(a)(2), 33-5405 as Exhibit
                  4(b)(2), 33-

                  14367 as Exhibits 4(b)-(2) and 4(b)-(3), 33-22504 as Exhibits
                  4(b)-(2), 4(b)-(3) and 4(b)-(4), in GEORGIA's Form 10-K for
                  the year ended December 31, 1991, File No. 1-6468, as Exhibits 4(a)(2) and 4(a)(3), in Registration No. 33-48895 as Exhibits 4(b)-(2) and 4(b)-(3), in Form 8-K dated December 10, 1992, File No. 1-6468 as Exhibit 4(b), in Form 8-K dated June 17, 1993, File No. 1-6468, as Exhibit 4(b), in Form 8-K dated October 20, 1993, File No. 1-6468, as Exhibit 4(b), in GEORGIA's Form 10-K for the year ended December 31, 1997, File No. 1-6468, as Exhibit 3(c)2 and in GEORGIA's Form 10-K for the year ended December 31, 2000, File No. 1-6468, as Exhibit 3(c)2.)

         (c) 2 - By-laws of GEORGIA as amended effective November 15, 2000, and as presently in effect. (Designated in GEORGIA's Form 10-K for the year ended December 31, 2000, File No. 1-6468, as
                  Exhibit 3(c)3.)


         GULF

         (d) 1 - Restated Articles of Incorporation of GULF and amendments thereto through February 9, 2001. (Designated in Registration No. 33-43739 as Exhibit 4(b)-1, in Form 8-K dated January 15, 1992, File No. 0-2429, as Exhibit 1(b), in Form 8-K dated August 18, 1992, File No. 0-2429, as Exhibit 4(b)-2, in Form 8-K dated September 22, 1993, File No. 0-2429, as Exhibit 4, in Form 8-K dated November 3, 1993, File No. 0-2429, as
                  Exhibit 4, in GULF's Form 10-K for the year ended December 31, 1997, File No. 0-2429, as Exhibit 3(d)2 and in GULF's Form 10-K for the year ended December 31, 2000, File No. 0-2429, as
                  Exhibit 3(d)2.)

        *(d) 2 - By-laws of GULF as amended effective May 22, 2001, and as presently in effect.


         MISSISSIPPI

         (e) 1 - Articles of Incorporation of MISSISSIPPI, articles of merger of Mississippi Power Company (a Maine corporation) into MISSISSIPPI and articles of amendment to the articles of incorporation of MISSISSIPPI through March 8, 2001. (Designated in Registration No. 2-71540 as Exhibit 4(a)-1, in Form U5S for 1987, File No. 30-222-2, as Exhibit B-10, in Registration No. 33-49320 as Exhibit 4(b)-(1), in Form 8-K dated August 5, 1992, File No. 0-6849, as Exhibits 4(b)-2 and 4(b)-3, in Form 8-K dated August 4, 1993, File No. 0-6849, as
                  Exhibit 4(b)-3, in Form 8-K dated August 18, 1993, File No. 0-6849, as Exhibit 4(b)-3, in MISSISSIPPI's Form 10-K for the year ended December 31, 1997, File No. 0-6849, as Exhibit 3(e)2 and in MISSISSIPPI's Form 10-K for the year ended December 31, 2000, File No. 0-6849, as Exhibit 3(e)2.)

        *(e)  2 - By-laws of MISSISSIPPI as amended effective February
                  28, 2001, and as presently in effect.

         SAVANNAH

         (f) 1 - Charter of SAVANNAH and amendments thereto through December 2, 1998. (Designated in Registration Nos. 33-25183 as
                  Exhibit 4(b)-(1), 33-45757 as Exhibit 4(b)-(2), in Form 8-K
                  dated November 9, 1993, File No. 1-5072, as Exhibit 4(b) and in SAVANNAH's Form 10-K for the year ended December 31, 1998, as Exhibit 3(f)2.)

         (f) 2 - By-laws of SAVANNAH as amended effective May 17, 2000, and as presently in effect. (Designated in SAVANNAH's Form 10-K for the year ended December 31, 2000, File No. 1-5072, as
                  Exhibit 3(f)2.)


(4)   Instruments Describing Rights of Security Holders, Including Indentures

         SOUTHERN

         (a) 1 - Subordinated Note Indenture dated as of February 1, 1997, among SOUTHERN, Southern Company Capital Funding, Inc. and Bankers Trust Company, as Trustee, and indentures supplemental thereto dated as of February 4, 1997. (Designated in Registration Nos. 333-28349 as Exhibits 4.1 and 4.2 and 333-28355 as Exhibit 4.2.)

         (a) 2 - Subordinated Note Indenture dated as of June 1, 1997, among SOUTHERN, Southern Company Capital Funding, Inc. and Bankers Trust Company, as Trustee, and indentures supplemental thereto through December 23, 1998. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1997, File No. 1-3526, as Exhibit (4)(a)2, in Form 8-K dated June 18, 1998, File No. 1-3526, as Exhibit 4.2 and in Form 8-K dated December 18, 1998, File No. 1-3526, as Exhibit 4.4.)

         (a) 3 - Senior Note Indenture dated as of February 1, 2002, among SOUTHERN, Southern Company Capital Funding, Inc. and The Bank of New York, as Trustee, and indentures supplemental thereto through those dated February 1, 2002. (Designated in Form 8-K dated January 29, 2002, File No. 1-3526, as Exhibits 4.1 and
                  4.2 and in Form 8-K dated January 30, 2002, File No. 1-3526, as Exhibit 4.2.)

         (a) 4 - Amended and Restated Trust Agreement of Southern Company Capital Trust I dated as of February 1, 1997. (Designated in Registration No. 333-28349 as Exhibit 4.6)

         (a) 5 - Amended and Restated Trust Agreement of Southern Company Capital Trust II dated as of February 1, 1997. (Designated in Registration No. 333-28355 as Exhibit 4.6)

         (a) 6 - Amended and Restated Trust Agreement of Southern Company Capital Trust III dated as of June 1, 1997. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1997, File No. 1-3526, as Exhibit (4)(a)5.)

         (a) 7 - Amended and Restated Trust Agreement of Southern Company Capital Trust IV dated as of June 1, 1998. (Designated in Form 8-K dated June 18, 1998, File No. 1-3526, as Exhibit 4.5.)

         (a) 8 - Amended and Restated Trust Agreement of Southern Company Capital Trust V dated as of December 1, 1998. (Designated in Form 8-K dated December 18, 1998, File No. 1-3526, as Exhibit 4.7A.)

         (a)  9 - Capital Securities Guarantee Agreement relating to
                  Southern Company Capital Trust I dated as of February 1, 1997. (Designated in Registration No. 333-28349 as Exhibit 4.10)

         (a) 10 - Capital Securities Guarantee Agreement relating to Southern Company Capital Trust II dated as of February 1, 1997. (Designated in Registration No. 333-28355 as Exhibit 4.10)

         (a) 11 - Preferred Securities Guarantee Agreement relating to Southern Company Capital Trust III dated as of June 1, 1997. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1997, File No. 1-3526, as Exhibit (4)(a)8.)

         (a) 12 - Preferred Securities Guarantee Agreement relating to
                  Southern Company Capital Trust IV dated as of June 1, 1998. (Designated in Form 8-K dated June 18, 1998, File No. 1-3626, as Exhibit 4.8.)

         (a) 13 - Preferred Securities Guarantee Agreement relating to
                  Southern Company Capital Trust V dated as of December 1, 1998. (Designated in Form 8-K dated December 18, 1998, File No. 1-3526, as Exhibit 4.11A.)


         ALABAMA

         (b) 1 - Indenture dated as of January 1, 1942, between ALABAMA and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee, and indentures supplemental thereto through December 1, 1994. (Designated in Registration Nos. 2-59843 as Exhibit 2(a)-2, 2-60484 as Exhibits 2(a)-3 and 2(a)-4, 2-60716 as
                  Exhibit 2(c), 2-67574 as Exhibit 2(c), 2-68687 as Exhibit 2(c), 2-69599 as Exhibit 4(a)-2, 2-71364 as Exhibit 4(a)-2,
                  2-73727 as Exhibit 4(a)-2, 33-5079 as Exhibit 4(a)-2, 33-17083
                  as Exhibit 4(a)-2, 33-22090 as Exhibit 4(a)-2, in ALABAMA's Form 10-K for the year ended December 31, 1990, File No. 1-3164, as Exhibit 4(c), in Registration Nos. 33-43917 as
                  Exhibit 4(a)-2, 33-45492 as Exhibit 4(a)-2, 33-48885 as
                  Exhibit 4(a)-2, 33-48917 as Exhibit 4(a)-2, in Form 8-K dated January 20, 1993, File No. 1-3164, as Exhibit 4(a)-3, in Form 8-K dated February 17, 1993, File No. 1-3164, as Exhibit 4(a)-3, in Form 8-K dated March 10, 1993, File No. 1-3164, as
                  Exhibit 4(a)-3, in Certificate of Notification, File No. 70-8069, as Exhibits A and B, in Form 8-K dated June 24, 1993, File No. 1-3164, as Exhibit 4, in Certificate of Notification, File No. 70-8069, as Exhibit A, in Form 8-K dated November 16, 1993, File No. 1-3164, as Exhibit 4(b), in Certificate of Notification, File No. 70-8069, as Exhibits A and B, in Certificate of Notification, File No. 70-8069, as Exhibit A, in Certificate of Notification, File No. 70-8069, as Exhibit A and in Form 8-K dated November 30, 1994, File No. 1-3164, as
                  Exhibit 4.)

         (b) 2 - Subordinated Note Indenture dated as of January 1, 1996, between ALABAMA and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee, and indenture supplemental thereto dated as of January 1, 1996. (Designated in Certificate of Notification, File No. 70-8461, as Exhibits E and F.)

         (b) 3 - Subordinated Note Indenture dated as of January 1, 1997, between ALABAMA and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee, and indentures supplemental thereto through February 25, 1999. (Designated in Form 8-K dated January 9, 1997, File No. 1-3164, as Exhibits 4.1 and
                  4.2 and in Form 8-K dated February 18, 1999, File No. 3164, as
                  Exhibit 4.2.)

         (b) 4 - Senior Note Indenture dated as of December 1, 1997, between ALABAMA and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee, and indentures supplemental thereto through August 29, 2001. (Designated in Form 8-K dated December 4, 1997, File No. 1-3164, as Exhibits 4.1 and 4.2, in Form 8-K dated February 20, 1998, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated April 17, 1998, File No. 1-3164, as
                  Exhibit 4.2, in Form 8-K dated August 11, 1998, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated September 8, 1998, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated September 16, 1998, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated October 7, 1998, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated October 28, 1998, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated November 12, 1998, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated May 19, 1999, File No. 1-3164, as
                  Exhibit 4.2, in Form 8-K dated August 13, 1999, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated September 21, 1999, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated May 11, 2000, File No. 1-3164, as Exhibit 4.2 and in Form 8-K dated August 22, 2001, File No. 1-3164, as Exhibits 4.2(a) and 4.2(b).)

         (b)  5 - Amended and Restated Trust Agreement of Alabama Power
                  Capital Trust I dated as of January 1, 1996. (Designated in Certificate of Notification, File No. 70-8461, as Exhibit D.)

         (b) 6 - Amended and Restated Trust Agreement of Alabama Power Capital Trust II dated as of January 1, 1997. (Designated in Form 8-K dated January 9, 1997, File No. 1-3164, as Exhibit 4.5.)

         (b)  7 - Amended and Restated Trust Agreement of Alabama Power
                  Capital Trust III dated as of February 1, 1999. (Designated in Form 8-K dated February 18, 1999, File No. 1-3164, as Exhibit 4.5.)

         (b)  8 - Guarantee Agreement relating to Alabama Power Capital
                  Trust I dated as of January 1, 1996. (Designated in Certificate of Notification, File No. 70-8461, as Exhibit G.)

         (b)  9 - Guarantee Agreement relating to Alabama Power Capital
                  Trust II dated as of January 1, 1997. (Designated in Form 8-K dated January 9, 1997, File No. 1-3164, as Exhibit 4.8.)

         (b) 10 - Guarantee Agreement relating to Alabama Power Capital
                  Trust III dated as of February 1, 1999. (Designated in Form 8-K dated February 18, 1999, File No. 1-3164, as Exhibit 4.8.)

         GEORGIA

         (c) 1 - Indenture dated as of March 1, 1941, between GEORGIA and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee, and indentures supplemental thereto dated as of March 1, 1941, March 3, 1941 (3 indentures), March 6, 1941 (139 indentures), March 1, 1946 (88 indentures) and December 1, 1947, through October 15, 1995. (Designated in Registration Nos. 2-4663 as Exhibits B-3 and B-3(a), 2-7299 as Exhibit 7(a)-2, 2-61116 as Exhibit 2(a)-3 and 2(a)-4, 2-62488 as
                  Exhibit 2(a)-3, 2-63393 as Exhibit 2(a)-4, 2-63705 as Exhibit 2(a)-3, 2-68973 as Exhibit 2(a)-3, 2-70679 as Exhibit
                  4(a)-(2), 2-72324 as Exhibit 4(a)-2, 2-73987 as Exhibit
                  4(a)-(2), 2-77941 as Exhibits 4(a)-(2) and 4(a)-(3), 2-79336
                  as Exhibit 4(a)-(2), 2-81303 as Exhibit 4(a)-(2), 2-90105 as
                  Exhibit 4(a)-(2), 33-5405 as Exhibit 4(a)-(2), 33-14367 as
                  Exhibits 4(a)-(2) and 4(a)-(3), 33-22504 as Exhibits 4(a)-(2),
                  4(a)-(3) and 4(a)-(4), 33-32420 as Exhibit 4(a)-(2), 33-35683
                  as Exhibit 4(a)-(2), in GEORGIA's Form 10-K for the year ended December 31, 1990, File No. 1-6468, as Exhibit 4(a)(3), in Form 10-K for the year ended December 31, 1991, File No. 1-6468, as Exhibit 4(a)(5), in Registration No. 33-48895 as
                  Exhibit 4(a)-(2), in Form 8-K dated August 26, 1992, File No. 1-6468, as Exhibit 4(a)-(3), in Form 8-K dated September 9, 1992, File No. 1-6468, as Exhibits 4(a)-(3) and 4(a)-(4), in
                  Form 8-K dated September 23, 1992, File No. 1-6468, as Exhibit 4(a)-(3), in Form 8-A dated October 12, 1992, as Exhibit 2(b), in Form 8-K dated January 27, 1993, File No. 1-6468, as
                  Exhibit 4(a)-(3), in Registration No. 33-49661 as Exhibit 4(a)-(2), in Form 8-K dated July 26, 1993, File No. 1-6468, as
                  Exhibit 4, in Certificate of Notification, File No. 70-7832, as Exhibit M, in Certificate of Notification, File No. 70-7832, as Exhibit C, in Certificate of Notification, File No. 70-7832, as Exhibits K and L, in Certificate of Notification, File No. 70-8443, as Exhibit C, in Certificate of Notification, File No. 70-8443, as Exhibit C, in Certificate of Notification, File No. 70-8443, as Exhibit E, in Certificate of Notification, File No. 70-8443, as Exhibit E, in Certificate of Notification, File No. 70-8443, as Exhibit E, in GEORGIA's Form 10-K for the year ended December 31, 1994, File No. 1-6468, as Exhibits 4(c)2 and 4(c)3, in
                  Certificate of Notification, File No. 70-8443, as Exhibit C, in Certificate of Notification, File No. 70-8443, as Exhibit C, in Form 8-K dated May 17, 1995, File No. 1-6468, as Exhibit 4 and in GEORGIA's Form 10-K for the year ended December 31, 1995, File No. 1-6468, as Exhibits 4(c)2, 4(c)3, 4(c)4, 4(c)5
                  and 4(c)6.)

        *(c)  2 - Satisfaction and Discharge of Indenture, Release and
                  Deed of Reconveyance dated as of February 27, 2002, by JPMorgan Chase Bank, as Trustee, to GEORGIA relating to the defeasance of the Indenture dated as of March 1, 1941 between GEORGIA and JPMorgan Chase Bank (formerly The Chase Manhattan
                  Bank), as Trustee, and indentures supplemental thereto through October 15, 1995.

         (c) 3 - Subordinated Note Indenture dated as of August 1, 1996, between GEORGIA and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee, and indentures supplemental thereto through January 1, 1997. (Designated in Form 8-K dated August 21, 1996, File No. 1-6468, as Exhibits 4.1 and 4.2 and in Form 8-K dated January 9, 1997, File No. 1-6468, as Exhibit 4.2.)

         (c) 4 - Subordinated Note Indenture dated as of June 1, 1997, between GEORGIA and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee, and indentures supplemental thereto through February 25, 1999. (Designated in Certificate of Notification, File No. 70-8461, as Exhibits D and E and Form 8-K dated February 17, 1999, File No. 1-6468, as Exhibit 4.4.)

         (c) 5 - Senior Note Indenture dated as of January 1, 1998, between GEORGIA and JPMorgan Chase Bank (formerly The Chase Manhattan
                  Bank), as Trustee, and indentures supplemental thereto through May 8, 2001. (Designated in Form 8-K dated January 21, 1998, File No. 1-6468, as Exhibits 4.1 and 4.2, in Forms 8-K each dated November 19, 1998, File No. 1-6468, as Exhibit 4.2, in Form 8-K dated March 3, 1999, File No. 1-6469 as Exhibit 4.2, in Form 8-K dated February 15, 2000, File No. 1-6469 as
                  Exhibit 4.2, in Form 8-K dated January 26, 2001, File No. 1-6469 as Exhibits 4.2(a) and 4.2(b), in Form 8-K dated February 16, 2001, File No. 1-6469 as Exhibit 4.2 and in Form 8-K dated May 1, 2001, File No. 1-6468, as Exhibit 4.2.)

         (c) 6 - Amended and Restated Trust Agreement of Georgia Power Capital Trust I dated as of August 1, 1996. (Designated in Form 8-K dated August 21, 1996, File No. 1-6468, as Exhibit 4.5.)

         (c) 7 - Amended and Restated Trust Agreement of Georgia Power Capital Trust II dated as of January 1, 1997. (Designated in Form 8-K dated January 9, 1997, File No. 1-6468, as Exhibit 4.5.)

         (c)  8 - Amended and Restated Trust Agreement of Georgia Power
                  Capital Trust III dated as of June 1, 1997. (Designated in Certificate of Notification, File No. 70-8461, as Exhibit C.)

         (c)  9 - Amended and Restated Trust Agreement of Georgia Power
                  Capital Trust IV dated as of February 1, 1999. (Designated in Form 8-K dated February 17, 1999, as Exhibit 4.7-A)

         (c) 10 - Guarantee Agreement relating to Georgia Power Capital
                  Trust I dated as of August 1, 1996. (Designated in Form 8-K dated August 21, 1996, File No. 1-6468, as Exhibit 4.8.)

         (c) 11 - Guarantee Agreement relating to Georgia Power Capital
                  Trust II dated as of January 1, 1997. (Designated in Form 8-K dated January 9, 1997, File No. 1-6468, as Exhibit 4.8.)

         (c) 12 - Guarantee Agreement relating to Georgia Power Capital
                  Trust III dated as of June 1, 1997. (Designated in Certificate of Notification, File No. 70-8461, as Exhibit F.)

         (c) 13 - Guarantee Agreement relating to Georgia Power Capital
                  Trust IV dated as of February 1, 1999. (Designated in Form 8-K dated February 17, 1999, as Exhibit 4.11-A.)

      GULF

         (d) 1 - Indenture dated as of September 1, 1941, between GULF and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee, and indentures supplemental thereto through November 1, 1996. (Designated in Registration Nos. 2-4833 as Exhibit B-3, 2-62319 as Exhibit 2(a)-3, 2-63765 as Exhibit 2(a)-3,
                  2-66260 as Exhibit 2(a)-3, 33-2809 as Exhibit 4(a)-2, 33-43739
                  as Exhibit 4(a)-2, in GULF's Form 10-K for the year ended December 31, 1991, File No. 0-2429, as Exhibit 4(b), in Form 8-K dated August 18, 1992, File No. 0-2429, as Exhibit 4(a)-3, in Registration No. 33-50165 as Exhibit 4(a)-2, in Form 8-K dated July 12, 1993, File No. 0-2429, as Exhibit 4, in Certificate of Notification, File No. 70-8229, as Exhibit A, in Certificate of Notification, File No. 70-8229, as Exhibits E and F, in Form 8-K dated January 17, 1996, File No. 0-2429, as Exhibit 4, in Certificate of Notification, File No. 70-8229, as Exhibit A, in Certificate of Notification, File No. 70-8229, as Exhibit A and in Form 8-K dated November 6, 1996, File No. 0-2429, as Exhibit 4.)

         (d) 2 - Subordinated Note Indenture dated as of January 1, 1997, between GULF and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee, and indentures supplemental thereto through November 16, 2001. (Designated in Form 8-K dated January 27, 1997, File No. 0-2429, as Exhibits 4.1 and 4.2, in Form 8-K dated July 28, 1997, File No. 0-2429, as
                  Exhibit 4.2, in Form 8-K dated January 13, 1998, File No. 0-2429, as Exhibit 4.2 and in Form 8-K dated November 8, 2001, File No. 0-2429, as Exhibit 4.2.)

         (d) 3 - Senior Note Indenture dated as of January 1, 1998, between GULF and JPMorgan Chase Bank (formerly The Chase Manhattan
                  Bank), as Trustee, and indentures supplemental thereto through January 30, 2002. (Designated in Form 8-K dated June 17, 1998, File No. 0-2429, as Exhibits 4.1 and 4.2, in Form 8-K dated August 17, 1999, File No. 0-2429, as Exhibit 4.2, in Form 8-K dated July 31, 2001, File No. 0-2429, as Exhibit 4.2, in Form 8-K dated October 5, 2001, File No. 0-2429, as Exhibit 4.2 and in Form 8-K dated January 18, 2002, File No. 0-2429, as
                  Exhibit 4.2.)

         (d) 4 - Amended and Restated Trust Agreement of Gulf Power Capital Trust I dated as of January 1, 1997. (Designated in Form 8-K dated January 27, 1997, File No. 0-2429, as Exhibit 4.5.)

         (d) 5 - Amended and Restated Trust Agreement of Gulf Power Capital Trust II dated as of January 1, 1998. (Designated in Form 8-K dated January 13, 1998, File No. 0-2429, as Exhibit 4.5.)

         (d) 6 - Amended and Restated Trust Agreement of Gulf Power Capital Trust III dated as of November 1, 2001. (Designated in Form 8-K dated November 8, 2001, File No. 0-2429, as Exhibit 4.5.)

         (d) 7 - Guarantee Agreement relating to Gulf Power Capital Trust I dated as of January 1, 1997. (Designated in Form 8-K dated January 27, 1997, File No. 0-2429, as Exhibit 4.8.)

         (d)  8 - Guarantee Agreement relating to Gulf Power Capital Trust
                  II dated as of January 1, 1998. (Designated in Form 8-K dated January 13, 1998, File No. 0-2429, as Exhibit 4.8.)

         (d) 9 - Guarantee Agreement relating to Gulf Power Capital Trust III dated as of November 1, 2001. (Designated in Form 8-K dated November 8, 1998, File No. 0-2429, as Exhibit 4.8.)


         MISSISSIPPI

         (e)  1 - Indenture dated as of September 1, 1941, between
                  MISSISSIPPI and Bankers Trust Company, as Successor Trustee, and indentures supplemental thereto through December 1, 1995. (Designated in Registration Nos. 2-4834 as Exhibit B-3, 2-62965 as Exhibit 2(b)-2, 2-66845 as Exhibit 2(b)-2, 2-71537
                  as Exhibit 4(a)-(2), 33-5414 as Exhibit 4(a)-(2), 33-39833 as
                  Exhibit 4(a)-2, in MISSISSIPPI's Form 10-K for the year ended December 31, 1991, File No. 0-6849, as Exhibit 4(b), in Form 8-K dated August 5, 1992, File No. 0-6849, as Exhibit 4(a)-2, in Second Certificate of Notification, File No. 70-7941, as
                  Exhibit I, in MISSISSIPPI's Form 8-K dated February 26, 1993, File No. 0-6849, as Exhibit 4(a)-2, in Certificate of Notification, File No. 70-8127, as Exhibit A, in Form 8-K dated June 22, 1993, File No. 0-6849, as Exhibit 1, in Certificate of Notification, File No. 70-8127, as Exhibit A, in Form 8-K dated March 8, 1994, File No. 0-6849, as Exhibit 4, in Certificate of Notification, File No. 70-8127, as Exhibit C and in Form 8-K dated December 5, 1995, File No. 0-6849, as Exhibit 4.)

         (e) 2 - Senior Note Indenture dated as of May 1, 1998 between MISSISSIPPI and Bankers Trust Company, as Trustee and indentures supplemental thereto through March 28, 2000. (Designated in Form 8-K dated May 14, 1998, File No. 0-6849, as Exhibits 4.1, 4.2(a) and 4.2(b) and in Form 8-K dated March 22, 2000, File No. 0-6849, as Exhibit 4.2.)

         (e) 3 - Subordinated Note Indenture dated as of February 1, 1997, between MISSISSIPPI and Bankers Trust Company, as Trustee, and indenture supplemental thereto dated as of February 1, 1997. (Designated in Form 8-K dated February 20, 1997, File No. 0-6849, as Exhibits 4.1 and 4.2.)

         (e) 4 - Amended and Restated Trust Agreement of Mississippi Power Capital Trust I dated as of February 1, 1997. (Designated in Form 8-K dated February 20, 1997, File No. 0-6849, as Exhibit 4.5.)

         (e) 5 - Guarantee Agreement relating to Mississippi Power Capital Trust I dated as of February 1, 1997. (Designated in Form 8-K dated February 20, 1997, File No. 0-6849, as Exhibit 4.8.)


         SAVANNAH

         (f)  1 - Indenture dated as of March 1, 1945, between SAVANNAH and
                  The Bank of New York, as Trustee, and indentures supplemental thereto through May 1, 1996. (Designated in Registration Nos. 33-25183 as Exhibit 4(a)-(1), 33-41496 as Exhibit 4(a)-(2),
                  33-45757 as Exhibit 4(a)-(2), in SAVANNAH's Form 10-K for the year ended December 31, 1991, File No. 1-5072, as Exhibit 4(b), in Form 8-K dated July 8, 1992, File No. 1-5072, as
                  Exhibit 4(a)-3, in Registration No. 33-50587 as Exhibit 4(a)-(2), in Form 8-K dated July 22, 1993, File No. 1-5072, as
                  Exhibit 4, in Form 8-K dated May 18, 1995, File No. 1-5072, as
                  Exhibit 4 and in Form 8-K dated May 23, 1996, File No. 1-5072, as Exhibit 4.)

         (f) 2 - Senior Note Indenture dated as of March 1, 1998 between SAVANNAH and The Bank of New York, as Trustee and indentures supplemental thereto through May 17, 2001. (Designated in Form 8-K dated March 9, 1998, File No. 1-5072, as Exhibits 4.1 and
                  4.2 and in Form 8-K dated May 8, 2001, File No. 1-5072, as Exhibits 4.2(a) and 4.2(b).)

         (f) 3 - Subordinated Note Indenture dated as of December 1, 1998, between SAVANNAH and The Bank of New York, as Trustee, and indenture supplemental thereto dated as of December 9, 1998. (Designated in Form 8-K dated December 3, 1998, File No. 1-5072, as Exhibit 4.3 and 4.4.)

         (f) 4 - Amended and Restated Trust Agreement of Savannah Electric Capital Trust I dated as of December 1, 1998. (Designated in Form 8-K dated December 3, 1998, File No. 1-5072, as Exhibit 4.7.)

         (f) 5 - Guarantee Agreement relating to Savannah Electric Capital Trust I dated as of December 1, 1998. (Designated in Form 8-K dated December 3, 1998, File No. 1-5072, as Exhibit 4.11.)


(10)     Material Contracts

         SOUTHERN

         (a) 1 - Service contracts dated as of January 1, 1984, between SCS and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SEGCO and SOUTHERN and Amendment No. 1 dated as of September 6, 1985 between SCS and SOUTHERN. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1984, File No. 1-3526, as Exhibit 10(a) and in SOUTHERN's Form 10-K for the year ended December 31, 1985, File No. 1-3526, as Exhibit 10(a)(3).)

        *(a)  2 - Service contract dated as of January 1, 2001, between
                  SCS and Southern Power.

         (a) 3 - Service contract dated as of March 3, 1988, between SCS and SAVANNAH. (Designated in SAVANNAH's Form 10-K for the year ended December 31, 1987, File No. 1-5072, as Exhibit 10-p.)

         (a) 4 - Service contract dated as of January 15, 1991, between SCS and Southern Nuclear. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1991, File No. 1-3526, as Exhibit 10(a)(4).)

         (a)  5 - Service contract dated as of December 12, 1994, between
                  SCS and Mobile Energy Services Company, Inc. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1994, File No. 1-3526, as Exhibit 10(a)58.)

         (a) 6 - Interchange contract dated February 17, 2000, between ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH, SPC and SCS. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 2000, File No. 1-3526, as Exhibit 10(a)6.)

         (a) 7 - Agreement dated as of January 27, 1959, Amendment No. 1 dated as of October 27, 1982 and Amendment No. 2 dated November 4, 1993 and effective June 1, 1994, among SEGCO, ALABAMA and GEORGIA. (Designated in Registration No. 2-59634 as Exhibit 5(c), in GEORGIA's Form 10-K for the year ended December 31, 1982, File No. 1-6468, as Exhibit 10(d)(2) and in ALABAMA's Form 10-K for the year ended December 31, 1994, File No. 1-3164, as Exhibit 10(b)18.)

         (a) 8 - Joint Committee Agreement dated as of August 27, 1976, among GEORGIA, OPC, MEAG and Dalton. (Designated in Registration No. 2-61116 as Exhibit 5(d).)

         (a) 9 - Edwin I. Hatch Nuclear Plant Purchase and Ownership Participation Agreement dated as of January 6, 1975, between GEORGIA and OPC. (Designated in Form 8-K for January, 1975, File No. 1-6468, as Exhibit (b)(1).)

         (a) 10 - Edwin I. Hatch Nuclear Plant Operating Agreement dated as of January 6, 1975, between GEORGIA and OPC. (Designated in Form 8-K for January, 1975, File No. 1-6468, as Exhibit
                  (b)(3).)

         (a) 11 - Revised and Restated Integrated Transmission System Agreement dated as of November 12, 1990, between GEORGIA and OPC. (Designated in GEORGIA's Form 10-K for the year ended December 31, 1990, File No. 1-6468, as Exhibit 10(g).)

         (a) 12 - Plant Hal Wansley Purchase and Ownership Participation Agreement dated as of March 26, 1976, between GEORGIA and OPC. (Designated in Certificate of Notification, File No. 70-5592, as Exhibit A.)

         (a) 13 - Plant Hal Wansley Operating Agreement dated as of March
                  26, 1976, between GEORGIA and OPC. (Designated in Certificate of Notification, File No. 70-5592, as Exhibit B.)

         (a) 14 - Edwin I. Hatch Nuclear Plant Purchase and Ownership Participation Agreement dated as of August 27, 1976, between GEORGIA, MEAG and Dalton. (Designated in Form 8-K dated as of June 13, 1977, File No. 1-6468, as Exhibit (b)(1).)

         (a) 15 - Edwin I. Hatch Nuclear Plant Operating Agreement dated as of August 27, 1976, between GEORGIA, MEAG and Dalton. (Designated in Form 8-K for February 1977, File No. 1-6468, as Exhibit (b)(2).)

         (a) 16 - Alvin W. Vogtle Nuclear Units Number One and Two Purchase and Ownership Participation Agreement dated as of August 27, 1976 and Amendment No. 1 dated as of January 18, 1977, among GEORGIA, OPC, MEAG and Dalton. (Designated in Form U-1, File No. 70-5792, as Exhibit B-1 and in Form 8-K for January 1977, File No. 1-6468, as Exhibit (B)(3).)

         (a) 17 - Alvin W. Vogtle Nuclear Units Number One and Two
                  Operating Agreement dated as of August 27, 1976, among GEORGIA, OPC, MEAG and Dalton. (Designated in Form U-1, File No. 70-5792, as Exhibit B-2.)

         (a) 18 - Alvin W. Vogtle Nuclear Units Number One and Two
                  Purchase, Amendment, Assignment and Assumption Agreement dated as of November 16, 1983, between GEORGIA and MEAG. (Designated in GEORGIA's Form 10-K for the year ended December 31, 1983, File No. 1-6468, as Exhibit 10(k)(4).)

         (a) 19 - Plant Hal Wansley Purchase and Ownership Participation Agreement dated as of August 27, 1976, between GEORGIA and MEAG. (Designated in Form 8-K dated as of July 5, 1977, File No. 1-6468, as Exhibit (b)(2).)

         (a) 20 - Plant Hal Wansley Operating Agreement dated as of August
                  27, 1976, between GEORGIA and MEAG. (Designated in Form 8-K dated as of July 5, 1977, File No. 1-6468, as Exhibit (b)(4).)

         (a) 21 - Nuclear Operating Agreement between Southern Nuclear and GEORGIA dated as of July 1, 1993. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1997, File No. 1-3526, as Exhibit 10(a)21.)

         (a) 22 - Pseudo Scheduling and Services Agreement between GEORGIA and MEAG dated as of April 8, 1997. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1997, File No. 1-3526, as Exhibit 10(a)22.)

         (a) 23 - Plant Hal Wansley Purchase and Ownership Participation Agreement dated as of April 19, 1977, between GEORGIA and Dalton. (Designated in Form 8-K dated as of June 13, 1977, File No. 1-6468, as Exhibit (b)(3).)

         (a) 24 - Plant Hal Wansley Operating Agreement dated as of April
                  19, 1977, between GEORGIA and Dalton. (Designated in Form 8-K dated as of June 13, 1977, File No. 1-6468, as Exhibit
                  (b)(7).)

         (a) 25 - Plant Robert W. Scherer Units Number One and Two Purchase and Ownership Participation Agreement dated as of May 15, 1980, Amendment No. 1 dated as of December 30, 1985, Amendment No. 2 dated as of July 1, 1986, Amendment No. 3 dated as of August 1, 1988 and Amendment No. 4 dated as of December 31, 1990, among GEORGIA, OPC, MEAG and Dalton. (Designated in Form U-1, File No. 70-6481, as Exhibit B-3, in SOUTHERN's Form 10-K for the year ended December 31, 1987, File No. 1-3526, as
                  Exhibit 10(o)(2), in SOUTHERN's Form 10-K for the year ended December 31, 1989, File No. 1-3526, as Exhibit 10(n)(2) and in SOUTHERN's Form 10-K for the year ended December 31, 1993, File No. 1-3526, as Exhibit 10(a)54.)

         (a) 26 - Plant Robert W. Scherer Units Number One and Two
                  Operating Agreement dated as of May 15, 1980, Amendment No. 1 dated as of December 3, 1985 and Amendment No. 2 dated as of December 31, 1990, among GEORGIA, OPC, MEAG and Dalton. (Designated in Form U-1, File No. 70-6481, as Exhibit B-4, in SOUTHERN's Form 10-K for the year ended December 31, 1987, File No. 1-3526, as Exhibit 10(o)(4) and in SOUTHERN's Form 10-K for the year ended December 31, 1993, File No. 1-3526, as
                  Exhibit 10(a)55.)

         (a) 27 - Plant Robert W. Scherer Purchase, Sale and Option
                  Agreement dated as of May 15, 1980, between GEORGIA and MEAG. (Designated in Form U-1, File No. 70-6481, as Exhibit B-1.)

         (a) 28 - Plant Robert W. Scherer Purchase and Sale Agreement dated as of May 16, 1980, between GEORGIA and Dalton. (Designated in Form U-1, File No. 70-6481, as Exhibit B-2.)

         (a) 29 - Plant Robert W. Scherer Unit Number Three Purchase and Ownership Participation Agreement dated as of March 1, 1984, Amendment No. 1 dated as of July 1, 1986 and Amendment No. 2 dated as of August 1, 1988, between GEORGIA and GULF. (Designated in Form U-1, File No. 70-6573, as Exhibit B-4, in SOUTHERN's Form 10-K for the year ended December 31, 1987, as
                  Exhibit 10(o)(2) and in SOUTHERN's Form 10-K for the year ended December 31, 1989, as Exhibit 10(n)(2).)

         (a) 30 - Plant Robert W. Scherer Unit Number Three Operating
                  Agreement dated as of March 1, 1984, between GEORGIA and GULF. (Designated in Form U-1, File No. 70-6573, as Exhibit B-5.)

         (a) 31 - Plant Robert W. Scherer Unit No. Four Amended and
                  Restated Purchase and Ownership Participation Agreement by and among GEORGIA, FP&L and JEA, dated as of December 31, 1990 and Amendment No. 1 dated as of June 15, 1994. (Designated in Form U-1, File No. 70-7843, as Exhibit B-1 and in SOUTHERN's Form 10-K for the year ended December 31, 1994, File No. 1-3526, as
                  Exhibit 10(a)60.)

         (a) 32 - Plant Robert W. Scherer Unit No. Four Operating Agreement by and among GEORGIA, FP&L and JEA, dated as of December 31, 1990 and Amendment No. 1 dated as of June 15, 1994. (Designated in Form U-1, File No. 70-7843, as Exhibit B-2 and in SOUTHERN's Form 10-K for the year ended December 31, 1994, File No. 1-3526, as Exhibit 10(a)61.)

         (a) 33 - Unit Power Sales Agreement dated July 19, 1988, between
                  FPC and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. (Designated in SAVANNAH's Form 10-K for the year ended December 31, 1988, File No. 1-5072, as Exhibit 10(d).)

         (a) 34 - Amended Unit Power Sales Agreement dated July 20, 1988, between FP&L and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. (Designated in SAVANNAH's Form 10-K for the year ended December 31, 1988, File No. 1-5072, as Exhibit 10(e).)

         (a) 35 - Amended Unit Power Sales Agreement dated August 17, 1988, between JEA and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. (Designated in SAVANNAH's Form 10-K for the year ended December 31, 1988, File No. 1-5072, as Exhibit 10(f).)

         (a) 36 - Rocky Mountain Pumped Storage Hydroelectric Project Ownership Participation Agreement dated November 18, 1988, between OPC and GEORGIA. (Designated in GEORGIA's Form 10-K for the year ended December 31, 1988, File No. 1-6468, as
                  Exhibit 10(x).)

         (a) 37 - Rocky Mountain Pumped Storage Hydroelectric Project
                  Operating Agreement dated November 18, 1988, between OPC and GEORGIA. (Designated in GEORGIA's Form 10-K for the year ended December 31, 1988, File No. 1-6468, as Exhibit 10(y).)

         (a) 38 - Purchase and Ownership Agreement for Joint Ownership
                  Interest in the James H. Miller, Jr. Steam Electric Generating Plant Units One and Two dated November 18, 1988, between ALABAMA and AEC. (Designated in Form U-1, File No. 70-7609, as Exhibit B-1.)

         (a) 39 - Operating Agreement for Joint Ownership Interest in the
                  James H. Miller, Jr. Steam Electric Generating Plant Units One and Two dated November 18, 1988, between ALABAMA and AEC. (Designated in Form U-1, File No. 70-7609, as Exhibit B-2.)

         (a) 40 - Transmission Facilities Agreement dated February 25,
                  1982, Amendment No. 1 dated May 12, 1982 and Amendment No. 2 dated December 6, 1983, between Gulf States and MISSISSIPPI. (Designated in MISSISSIPPI's Form 10-K for the year ended December 31, 1981, File No. 0-6849, as Exhibit 10(f), in MISSISSIPPI's Form 10-K for the year ended December 31, 1982, File No. 0-6849, as Exhibit 10(f)(2) and in MISSISSIPPI's Form 10-K for the year ended December 31, 1983, File No. 0-6849, as
                  Exhibit 10(f)(3).)

         (a) 41 - Long Term Transaction Service Agreement between GEORGIA and OPC dated as of February 26, 1999. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1999, File No. 1-3526, as Exhibit 10(a)46.)

         (a) 42 - Revised and Restated Coordination Services Agreement between and among GEORGIA, OPC and Georgia Systems Operations Corporation dated as of September 10, 1997. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1997, File No. 1-3526, as Exhibit 10(a)48.)

         (a) 43 - Amended and Restated Nuclear Managing Board Agreement for Plant Hatch and Plant Vogtle among GEORGIA, OPC, MEAG and Dalton dated as of July 1, 1993. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1993, File No. 1-3526, as Exhibit 10(a)49.)

         (a) 44 - Integrated Transmission System Agreement, Power Sale and Coordination Umbrella Agreement between GEORGIA and OPC dated as of November 12, 1990. (Designated in GEORGIA's Form 10-K for the year ended December 31, 1990, File No. 1-6468, as
                  Exhibit 10(ff).)

         (a) 45 - Revised and Restated Integrated Transmission System Agreement between GEORGIA and Dalton dated as of December 7, 1990. (Designated in GEORGIA's Form 10-K for the year ended December 31, 1990, File No. 1-6468, as Exhibit 10(gg).)

         (a) 46 - Revised and Restated Integrated Transmission System Agreement between GEORGIA and MEAG dated as of December 7, 1990. (Designated in GEORGIA's Form 10-K for the year ended December 31, 1990, File No. 1-6468, as Exhibit 10(hh).)

         (a) 47 - Long Term Transmission Service Agreement between Entergy Power, Inc. and ALABAMA, MISSISSIPPI and SCS. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1992, File No. 1-3526, as Exhibit 10(a)53.)

         (a) 48 - Plant Scherer Managing Board Agreement dated as of
                  December 31, 1990 among GEORGIA, OPC, MEAG, Dalton, GULF, FP&L and JEA. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1993, File No. 1-3526, as Exhibit 10(a)56.)

         (a) 49 - Plant McIntosh Combustion Turbine Purchase and Ownership Participation Agreement between GEORGIA and SAVANNAH dated as of December 15, 1992. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1993, File No. 1-3526, as Exhibit 10(a)57.)

         (a) 50 - Plant McIntosh Combustion Turbine Operating Agreement between GEORGIA and SAVANNAH dated as of December 15, 1992. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1993, File No. 1-3526, as Exhibit 10(a)58.)

         (a) 51 - Operating Agreement for the Joseph M. Farley Nuclear
                  Plant between ALABAMA and Southern Nuclear dated as of December 23, 1991. (Designated in Form U-1, File No. 70-7530, as Exhibit B-7.)

        *(a) 52 - The Southern Company Employee Savings Plan, Amended and Restated effective January 1, 2002.

        *(a) 53 - The Southern Company Employee Stock Ownership Plan,
                  Amended and Restated effective January 1, 2002.

       # (a) 54 - Southern Company Omnibus Incentive Compensation Plan,
                  Amended and Restated effective May 23, 2001. (Designated in Form S-8, File No. 333-73462, as Exhibit 4(c).)

       # (a) 55 - The Deferred Compensation Plan for the Directors of
                  The Southern Company, Amended and Restated effective February 19, 2001. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 2000, File No. 1-3526, as Exhibit 10(a)59.)

       # (a) 56 - The Southern Company Outside Directors Pension Plan.
                  (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1994, File No. 1-3526, as Exhibit 10(a)77.)

       # (a) 57 - The Southern Company Deferred Compensation Plan,
                  Amended and Restated effective February 23, 2001. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 2000, File No. 1-3526, as Exhibit 10(a)61.)

       # (a) 58 - The Southern Company Outside Directors Stock Plan and
                  First Amendment thereto. (Designated in Registration No. 33-54415 as Exhibit 4(c) and in SOUTHERN's Form 10-K for the year ended December 31, 1995, File No. 1-3526, as Exhibit 10(a)79.)

       # (a) 59 - Outside Directors Stock Plan for Subsidiaries of The
                  Southern Company, Amended and Restated effective January 1, 2000. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 2000, File No. 1-3526, as Exhibit 10(a)63.)

         (a) 60 - The Southern Company Pension Plan, effective as of
                  January 1, 1997 and all amendments thereto through Amendment Number Six. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1996, File No. 1-3526, as Exhibit 10(a)83, in SOUTHERN's Form 10-K for the year ended December 31, 1997, File No. 1-3526, as Exhibit 10(a)79, in SOUTHERN's Form 10-K for the year ended December 31, 1998, File No. 1-3526 as
                  Exhibit 10(a)71, in SOUTHERN's Form 10-K for the year ended December 31, 1999, File No. 1-3526, as Exhibit 10(a)72 and in SOUTHERN's Form 10-K for the year ended December 31, 2000, File No. 1-3526 as Exhibit 10(a)66.)

        *(a) 61 - Amendment Number Seven to The Southern Company
                  Pension Plan.

       #*(a) 62 - The Southern Company Supplemental Executive
                  Retirement Plan, Amended and Restated effective May 1, 2000.

       #*(a) 63 - The Southern Company Performance Sharing Plan,
                  Amended and Restated effective January 1, 2002.

       #*(a) 64 - The Southern Company Supplemental Benefit Plan,
                  Amended and Restated effective May 1, 2000.

         (a) 65 - Southern Company Change in Control Severance Plan,
                  Amended and Restated effective July 10, 2000. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 2000, File No. 1-3526, as Exhibit 10(a)72.)

       # (a) 66 - Southern Company Executive Change in Control
                  Severance Plan, Amended and Restated effective July 10, 2000. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 2000, File No. 1-3526, as Exhibit 10(a)73.)

       # (a) 67 - Deferred Compensation Agreement between SOUTHERN,
                  Southern Nuclear and William G. Hairston III. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1998, File No. 1-3526 as Exhibit 10(a)81.)

       # (a) 68 - Deferred Compensation Agreement between SOUTHERN,
                  GEORGIA and Warren Y. Jobe. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1998, File No. 1-3526 as
                  Exhibit 10(a)82.)

       # (a) 69 - Amended and Restated Change in Control Agreement
                  between SOUTHERN, GULF and Travis J. Bowden. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 2000, File No. 1-3526, as Exhibit 10(a)79.)

       # (a) 70 - Amended and Restated Change in Control Agreement
                  between SOUTHERN, SCS and A. W. Dahlberg. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 2000, File No. 1-3526, as Exhibit 10(a)80.)

       # (a) 71 - Amended and Restated Change in Control Agreement
                  between SOUTHERN, MISSISSIPPI and Dwight H. Evans. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 2000, File No. 1-3526, as Exhibit 10(a)81.)

       # (a) 72 - Amended and Restated Change in Control Agreement
                  between SOUTHERN, SCS and Henry Allen Franklin. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 2000, File No. 1-3526, as Exhibit 10(a)83.)

       # (a) 73 - Amended and Restated Change in Control Agreement
                  between SOUTHERN, Southern Nuclear and William G. Hairston,
                  III. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 2000, File No. 1-3526, as Exhibit 10(a)84.)

       # (a) 74 - Amended and Restated Change in Control Agreement
                  between SOUTHERN, ALABAMA and Elmer B. Harris. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 2000, File No. 1-3526, as Exhibit 10(a)85.)

       # (a) 75 - Amended and Restated Change in Control Agreement
                  between SOUTHERN, SAVANNAH and G. Edison Holland, Jr. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 2000, File No. 1-3526, as Exhibit 10(a)86.)

       # (a) 76 - Amended and Restated Change in Control Agreement
                  between SOUTHERN, SCS and C. Alan Martin. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 2000, File No. 1-3526, as Exhibit 10(a)87.)

       # (a) 77 - Amended and Restated Change in Control Agreement
                  between SOUTHERN, SCS and Charles Douglas McCrary. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 2000, File No. 1-3526, as Exhibit 10(a)88.)

       # (a) 78 - Amended and Restated Change in Control Agreement
                  between SOUTHERN, GEORGIA and David M. Ratcliffe. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 2000, File No. 1-3526, as Exhibit 10(a)89.)

       # (a) 79 - Amended and Restated Change in Control Agreement
                  between SOUTHERN, SCS and Stephen A. Wakefield. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 2000, File No. 1-3526, as Exhibit 10(a)90.)

       # (a) 80 - Amended and Restated Change in Control Agreement
                  between SOUTHERN, SCS and W. Lawrence Westbrook. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 2000, File No. 1-3526, as Exhibit 10(a)91.)

       # (a) 81 - Amended and Restated Change in Control Agreement
                  between SOUTHERN, SCS and Gale E. Klappa. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 2000, File No. 1-3526, as Exhibit 10(a)92.)

       # (a) 82 - Deferred Compensation Agreement between SOUTHERN and
                  William L. Westbrook. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 2000, File No. 1-3526, as Exhibit 10(a)94.)

       #*(a) 83 - First Amendment to Deferred Compensation Agreement
                  between SOUTHERN and William L. Westbrook dated September 7, 2001.

       # (a) 84 - Deferred Compensation Agreement between SOUTHERN and
                  Alfred W. Dahlberg, III. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 2000, File No. 1-3526, as
                  Exhibit 10(a)95.)

       # (a) 85 - Southern Company Change in Control Benefit Plan
                  Determination Policy, effective July 10, 2000. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 2000, File No. 1-3526, as Exhibit 10(a)96.)

       # (a) 86 - Change in Control Agreement between SOUTHERN, SCS and
                  Robert H. Haubein, Jr. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 2000, File No. 1-3526, as Exhibit 10(a)97.)

       # (a) 87 - Master Separation and Distribution Agreement dated as of September 1, 2000 between SOUTHERN and Mirant. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 2000, File No. 1-3526, as Exhibit 10(a)100.)

       # (a) 88 - Indemnification and Insurance Matters Agreement dated as of September 1, 2000 between SOUTHERN and Mirant. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 2000, File No. 1-3526, as Exhibit 10(a)101.)

       # (a) 89 - Tax Indemnification Agreement dated as of September
                  1, 2000 among SOUTHERN and its affiliated companies and Mirant and its affiliated companies. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 2000, File No. 1-3526, as
                  Exhibit 10(a)102.)

       # (a) 90 - Southern Company Deferred Compensation Trust
                  Agreement dated as of January 1, 2001 between Wachovia Bank, N.A., SOUTHERN, SCS, ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH, Southern Communications, Energy Solutions, Mirant and Southern Nuclear. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 2000, File No. 1-3526, as Exhibit 10(a)103.)

       # (a) 91 - Deferred Stock Trust Agreement for Directors of
                  SOUTHERN and its subsidiaries, dated as of January 1, 2000, between Reliance Trust Company, SOUTHERN, ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 2000, File No. 1-3526, as
                  Exhibit 10(a)104.)

       #*(a) 92 - Amended and Restated Deferred Cash Compensation
                  Trust Agreement for Directors of SOUTHERN and its subsidiaries, effective September 1, 2001, between Wachovia Bank, N.A, SOUTHERN, ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH.


         ALABAMA

         (b) 1 - Service contracts dated as of January 1, 1984, between SCS and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SEGCO and SOUTHERN and Amendment No. 1 dated as of September 6, 1985 between SCS and SOUTHERN. See Exhibit 10(a)1 herein.

         (b) 2 - Interchange contract dated February 17, 2000, between ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH, SPC and SCS. See Exhibit 10(a)6 herein.

         (b) 3 - Agreement dated as of January 27, 1959, Amendment No. 1 dated as of October 27, 1982 and Amendment No. 2 dated November 4, 1993 and effective June 1, 1994, among SEGCO, ALABAMA and GEORGIA. See Exhibit 10(a)7 herein.

         (b)  4 - Unit Power Sales Agreement dated July 19, 1988, between
                  FPC and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. See Exhibit 10(a)33 herein.

         (b) 5 - Amended Unit Power Sales Agreement dated July 20, 1988, between FP&L and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. See Exhibit 10(a)34 herein.

         (b) 6 - Amended Unit Power Sales Agreement dated August 17, 1988, between JEA and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. See Exhibit 10(a)35 herein.

         (b) 7 - Firm Power Purchase Contract between ALABAMA and AMEA. (Designated in Certificate of Notification, File No. 70-7212, as Exhibit B.)

         (b)  8 - 1991 Firm Power Purchase Contract between ALABAMA and
                  AMEA. (Designated in Form U-1, File No. 70-7873, as Exhibit B-1.)

         (b)  9 - Purchase and Ownership Agreement for Joint Ownership
                  Interest in the James H. Miller, Jr. Steam Electric Generating Plant Units One and Two dated November 18, 1988, between ALABAMA and AEC. See Exhibit 10(a)38 herein.

         (b) 10 - Operating Agreement for Joint Ownership Interest in the
                  James H. Miller, Jr. Steam Electric Generating Plant Units One and Two dated November 18, 1988, between ALABAMA and AEC. See
                  Exhibit 10(a)39 herein.

         (b) 11 - Long Term Transmission Service Agreement between Entergy Power, Inc. and ALABAMA, MISSISSIPPI and SCS. See Exhibit 10(a)47 herein.

         (b) 12 - Operating Agreement for the Joseph M. Farley Nuclear Plant between ALABAMA and Southern Nuclear dated as of December 23, 1991. See Exhibit 10(a)51 herein.

        *(b) 13 - The Southern Company Employee Savings Plan, Amended and Restated effective January 1, 2002. See Exhibit 10(a)52 herein.

        *(b) 14 - The Southern Company Employee Stock Ownership Plan,
                  Amended and Restated effective January 1, 2002. See Exhibit 10(a)53 herein.

       # (b) 15 - Southern Company Omnibus Incentive Compensation Plan,
                  Amended and Restated effective May 23, 2001. See Exhibit 10(a)54 herein.

       # (b) 16 - The Southern Company Deferred Compensation Plan,
                  Amended and Restated effective February 23, 2001. See Exhibit 10(a)57 herein.

       # (b) 17 - The Southern Company Outside Directors Pension Plan.
                  See Exhibit 10(a)56 herein.

       # (b) 18 - Outside Directors Stock Plan for Subsidiaries of The
                  Southern Company, Amended and Restated effective January 1, 2000. See Exhibit 10(a)59 herein.

         (b) 19 - The Southern Company Pension Plan, effective as of
                  January 1, 1997 and all amendments thereto through Amendment Number Six. See Exhibit 10(a)60 herein.

        *(b) 20 - Amendment Number Seven to The Southern Company
                  Pension Plan. See Exhibit 10(a)61 herein.

       #*(b) 21 - The Southern Company Supplemental Executive Retirement
                  Plan, Amended and Restated effective May 1, 2000. See Exhibit 10(a)62 herein.

       #*(b) 22 - The Southern Company Performance Sharing Plan,
                  Amended and Restated effective January 1, 2002. See Exhibit 10(a)63 herein.

       #*(b) 23 - The Southern Company Supplemental Benefit Plan,
                  Amended and Restated effective May 1, 2000. See Exhibit 10(a)64 herein.

         (b) 24 - Southern Company Change in Control Severance Plan, Amended and Restated effective July 10, 2000. See Exhibit 10(a)65 herein.

       # (b) 25 - Southern Company Executive Change in Control
                  Severance Plan, Amended and Restated effective July 10, 2000. See Exhibit 10(a)66 herein.

       #*(b) 26 - Deferred Compensation Agreement between ALABAMA and
                  Elmer B. Harris.

       # (b) 27 - Supplemental Pension Agreement between ALABAMA, GULF and Travis J. Bowden. (Designated in ALABAMA's Form 10-K for the year ended December 31, 1998, File No. 1-3164, as Exhibit 10(b)40.)

       #*(b) 28 - Deferred Compensation Plan for Directors of Alabama
                  Power Company, Amended and Restated effective January 1, 2001.

       # (b) 29 - Southern Company Change in Control Benefit Plan
                  Determination Policy, effective July 10, 2000. See Exhibit 10(a)85 herein.

       # (b) 30 - Southern Company Deferred Compensation Trust
                  Agreement dated as of January 1, 2001 between Wachovia Bank, N.A., SOUTHERN, SCS, ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH, Southern Communications, Energy Solutions, Mirant and Southern Nuclear. See Exhibit 10(a)90 herein.

       # (b) 31 - Deferred Stock Trust Agreement for Directors of
                  SOUTHERN and its subsidiaries, dated as of January 1, 2000, between Reliance Trust Company, SOUTHERN, ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH. See Exhibit 10(b)91 herein.

       #*(b) 32 - Amended and Restated Deferred Cash Compensation
                  Trust Agreement for Directors of SOUTHERN and its subsidiaries, dated as of September 1, 2001, between Wachovia Bank, N.A, SOUTHERN, ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH. See Exhibit 10(a)92 herein.


         GEORGIA

         (c) 1 - Service contracts dated as of January 1, 1984, between SCS and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SEGCO and SOUTHERN and Amendment No. 1 dated as of September 6, 1985, between SCS and SOUTHERN. See Exhibit 10(a)1 herein.

         (c) 2 - Interchange contract dated February 17, 2000, between ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH, SPC and SCS. See Exhibit 10(a)6 herein.

         (c) 3 - Agreement dated as of January 27, 1959, Amendment No. 1 dated as of October 27, 1982 and Amendment No. 2 dated November 4, 1993 and effective June 1, 1994, among SEGCO, ALABAMA and GEORGIA. See Exhibit 10(a)7 herein.

         (c) 4 - Joint Committee Agreement dated as of August 27, 1976, among GEORGIA, OPC, MEAG and Dalton. See Exhibit 10(a)8 herein.

         (c) 5 - Edwin I. Hatch Nuclear Plant Purchase and Ownership Participation Agreement dated as of January 6, 1975, between GEORGIA and OPC. See Exhibit 10(a)9 herein.

         (c) 6 - Edwin I. Hatch Nuclear Plant Operating Agreement dated as of January 6, 1975, between GEORGIA and OPC. See Exhibit 10(a)10 herein.

         (c) 7 - Revised and Restated Integrated Transmission System Agreement dated as of November 12, 1990, between GEORGIA and OPC. See Exhibit 10(a)11 herein.

         (c) 8 - Plant Hal Wansley Purchase and Ownership Participation Agreement dated as of March 26, 1976, between GEORGIA and OPC. See Exhibit 10(a)12 herein.

         (c)  9 - Plant Hal Wansley Operating Agreement dated as of March
                  26, 1976, between GEORGIA and OPC. See Exhibit 10(a)13 herein.

         (c) 10 - Edwin I. Hatch Nuclear Plant Purchase and Ownership Participation Agreement dated as of August 27, 1976, between GEORGIA, MEAG and Dalton. See Exhibit 10(a)14 herein.

         (c) 11 - Edwin I. Hatch Nuclear Plant Operating Agreement dated as of August 27, 1976, between GEORGIA, MEAG and Dalton. See
                  Exhibit 10(a)15 herein.

         (c) 12 - Alvin W. Vogtle Nuclear Units Number One and Two Purchase and Ownership Participation Agreement dated as of August 27, 1976 and Amendment No. 1 dated as of January 18, 1977, among GEORGIA, OPC, MEAG and Dalton. See Exhibit 10(a)16 herein.

         (c) 13 - Alvin W. Vogtle Nuclear Units Number One and Two
                  Operating Agreement dated as of August 27, 1976, among GEORGIA, OPC, MEAG and Dalton. See Exhibit 10(a)17 herein.

         (c) 14 - Alvin W. Vogtle Nuclear Units Number One and Two
                  Purchase, Amendment, Assignment and Assumption Agreement dated as of November 16, 1983, between GEORGIA and MEAG. See Exhibit 10(a)18 herein.

         (c) 15 - Plant Hal Wansley Purchase and Ownership Participation Agreement dated as of August 27, 1976, between GEORGIA and MEAG. See Exhibit 10(a)19 herein.

         (c) 16 - Plant Hal Wansley Operating Agreement dated as of August 27, 1976, between GEORGIA and MEAG. See Exhibit 10(a)20 herein.

         (c) 17 - Nuclear Operating Agreement between Southern Nuclear and GEORGIA dated as of July 1, 1993. See Exhibit 10(a)21 herein.

         (c) 18 - Pseudo Scheduling and Services Agreement between GEORGIA and MEAG dated as of April 8, 1997. See Exhibit 10(a)22 herein.

         (c) 19 - Plant Hal Wansley Purchase and Ownership Participation Agreement dated as of April 19, 1977, between GEORGIA and Dalton. See Exhibit 10(a)23 herein.

         (c) 20 - Plant Hal Wansley Operating Agreement dated as of April 19, 1977, between GEORGIA and Dalton. See Exhibit 10(a)24 herein.

         (c) 21 - Plant Robert W. Scherer Units Number One and Two Purchase and Ownership Participation Agreement dated as of May 15, 1980, Amendment No. 1 dated as of December 30, 1985, Amendment No. 2 dated as of July 1, 1986, Amendment No. 3 dated as of August 1, 1988 and Amendment No. 4 dated as of December 31, 1990, among GEORGIA, OPC, MEAG and Dalton. See Exhibit 10(a)25 herein.

         (c) 22 - Plant Robert W. Scherer Units Number One and Two
                  Operating Agreement dated as of May 15, 1980, Amendment No. 1 dated as of December 3, 1985 and Amendment No. 2 dated as of December 31, 1990, among GEORGIA, OPC, MEAG and Dalton. See
                  Exhibit 10(a)26 herein.

         (c) 23 - Plant Robert W. Scherer Purchase, Sale and Option
                  Agreement dated as of May 15, 1980, between GEORGIA and MEAG. See Exhibit 10(a)27 herein.

         (c) 24 - Plant Robert W. Scherer Purchase and Sale Agreement dated as of May 16, 1980, between GEORGIA and Dalton. See Exhibit 10(a)28 herein.

         (c) 25 - Plant Robert W. Scherer Unit Number Three Purchase and Ownership Participation Agreement dated as of March 1, 1984, Amendment No. 1 dated as of July 1, 1986 and Amendment No. 2 dated as of August 1, 1988, between GEORGIA and GULF. See
                  Exhibit 10(a)29 herein.

         (c) 26 - Plant Robert W. Scherer Unit Number Three Operating
                  Agreement dated as of March 1, 1984, between GEORGIA and GULF. See Exhibit 10(a)30 herein.

         (c) 27 - Plant Robert W. Scherer Unit No. Four Amended and
                  Restated Purchase and Ownership Participation Agreement by and among GEORGIA, FP&L and JEA dated as of December 31, 1990 and Amendment No. 1 dated as of June 15, 1994. See Exhibit 10(a)31 herein.

         (c) 28 - Plant Robert W. Scherer Unit No. Four Operating Agreement by and among GEORGIA, FP&L and JEA dated as of December 31, 1990 and Amendment No. 1 dated as of June 15, 1994. See
                  Exhibit 10(a)32 herein.

         (c) 29 - Unit Power Sales Agreement dated July 19, 1988, between
                  FPC and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. See Exhibit 10(a)33 herein.

         (c) 30 - Amended Unit Power Sales Agreement dated July 20, 1988, between FP&L and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. See Exhibit 10(a)34 herein.

         (c) 31 - Amended Unit Power Sales Agreement dated August 17, 1988, between JEA and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. See Exhibit 10(a)35 herein.

         (c) 32 - Rocky Mountain Pumped Storage Hydroelectric Project Ownership Participation Agreement dated November 18, 1988, between OPC and GEORGIA. See Exhibit 10(a)36 herein.

         (c) 33 - Rocky Mountain Pumped Storage Hydroelectric Project Operating Agreement dated November 18, 1988, between OPC and GEORGIA. See Exhibit 10(a)37 herein.

         (c) 34 - Long Term Transaction Service Agreement between GEORGIA and OPC dated as of February 26, 1999. See Exhibit 10(a)41 herein.

         (c) 35 - Revised and Restated Coordination Services Agreement between and among GEORGIA, OPC and Georgia Systems Operations Corporation dated as of September 10, 1997. See Exhibit 10(a)42 herein.

         (c) 36 - Amended and Restated Nuclear Managing Board Agreement for Plant Hatch and Plant Vogtle among GEORGIA, OPC, MEAG and Dalton dated as of July 1, 1993. See Exhibit 10(a)43 herein.

         (c) 37 - Integrated Transmission System Agreement, Power Sale and Coordination Umbrella Agreement between GEORGIA and OPC dated as of November 12, 1990. See Exhibit 10(a)44 herein.

         (c) 38 - Revised and Restated Integrated Transmission System Agreement between GEORGIA and Dalton dated as of December 7, 1990. See Exhibit 10(a)45 herein.

         (c) 39 - Revised and Restated Integrated Transmission System Agreement between GEORGIA and MEAG dated as of December 7, 1990. See Exhibit 10(a)46 herein.

         (c) 40 - Plant Scherer Managing Board Agreement dated as of
                  December 31, 1990 among GEORGIA, OPC, MEAG, Dalton, GULF, FP&L and JEA. See Exhibit 10(a)48 herein.

         (c) 41 - Plant McIntosh Combustion Turbine Purchase and Ownership Participation Agreement between GEORGIA and SAVANNAH dated as of December 15, 1992. See Exhibit 10(a)49 herein.

         (c) 42 - Plant McIntosh Combustion Turbine Operating Agreement between GEORGIA and SAVANNAH dated as of December 15, 1992. See Exhibit 10(a)50 herein.

        *(c) 43 - The Southern Company Employee Savings Plan, Amended and Restated effective January 1, 2002. See Exhibit 10(a)52 herein.

        *(c) 44 - The Southern Company Employee Stock Ownership Plan,
                  Amended and Restated effective January 1, 2002. See Exhibit 10(a)53 herein.

       # (c) 45 - Southern Company Omnibus Incentive Compensation Plan,
                  Amended and Restated effective May 23, 2001. See Exhibit 10(a)54 herein.

       # (c) 46 - The Southern Company Deferred Compensation Plan,
                  Amended and Restated effective February 23, 2001. See Exhibit 10(a)57 herein.

       # (c) 47 - The Southern Company Outside Directors Pension Plan.
                  See Exhibit 10(a)56 herein.

       # (c) 48 - Outside Directors Stock Plan for Subsidiaries of The
                  Southern Company, Amended and Restated effective January 1, 2000. See Exhibit 10(a)59 herein.

         (c) 49 - The Southern Company Pension Plan, effective as of
                  January 1, 1997 and all amendments thereto through Amendment Number Six. See Exhibit 10(a)60 herein.

        *(c) 50 - Amendment Number Seven to The Southern Company
                  Pension Plan. See Exhibit 10(a)61 herein.

       #*(c) 51 - The Southern Company Supplemental Executive
                  Retirement Plan, Amended and Restated effective May 1, 2000. See Exhibit 10(a)62 herein.

       #*(c) 52 - The Southern Company Performance Sharing Plan,
                  Amended and Restated effective January 1, 2002. See Exhibit 10(a)63 herein.

       #*(c) 53 - The Southern Company Supplemental Benefit Plan,
                  Amended and Restated effective May 1, 2000. See Exhibit 10(a)64 herein.

         (c) 54 - Southern Company Change in Control Severance Plan, Amended and Restated effective July 10, 2000. See Exhibit 10(a)65 herein.

       # (c) 55 - Southern Company Executive Change in Control
                  Severance Plan, Amended and Restated effective July 10, 2000. See Exhibit 10(a)66 herein.

       # (c) 56 - Deferred Compensation Agreement between SOUTHERN,
                  GEORGIA and Warren Y. Jobe. See Exhibit 10(a)68 herein.

       # (c) 57 - Amended and Restated Change in Control Agreement
                  between SOUTHERN, GEORGIA and David M. Ratcliffe. See Exhibit 10(a)78 herein.

       # (c) 58 - Supplemental Pension Agreement between GEORGIA and
                  Warren Y. Jobe. (Designated in GEORGIA's Form 10-K for the year ended December 31, 1998, File No. 1-6468, as Exhibit 10(c)77.)

       #*(c) 59 - Separation Agreement between GEORGIA and Robert H.
                  Haubein, Jr. dated December 21, 2001 and First Amendment thereto effective December 21, 2001.

       #*(c) 60 - Separation Agreement between GEORGIA and Fred D.
                  Williams dated December 31, 2001.

       # (c) 61 - Deferred Compensation Plan For Directors of Georgia
                  Power Company, Amended and Restated Effective February 21, 2001. (Designated in GEORGIA's Form 10-K for the year ended December 31, 2000, File No. 1-6468 as Exhibit 10(c)71

       # (c) 62 - Southern Company Change in Control Benefit Plan
                  Determination Policy, effective July 10, 2000. See Exhibit 10(a)85 herein.

       # (c) 63 - Southern Company Deferred Compensation Trust
                  Agreement dated as of January 1, 2001 between Wachovia Bank, N.A., SOUTHERN, SCS, ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH, Southern Communications, Energy Solutions, Mirant and Southern Nuclear. See Exhibit 10(a)90 herein.

       # (c) 64 - Deferred Stock Trust Agreement for Directors of
                  SOUTHERN and its subsidiaries, dated as of January 1, 2000, between Reliance Trust Company, SOUTHERN, ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH. See Exhibit 10(a)91 herein.

       #*(c) 65 - Amended and Restated Deferred Cash Compensation
                  Trust Agreement for Directors of SOUTHERN and its subsidiaries, dated as of September 1, 2001, between Wachovia Bank, N.A, SOUTHERN, ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH. See Exhibit 10 (a)92 herein.


         GULF

         (d) 1 - Service contracts dated as of January 1, 1984, between SCS and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SEGCO and SOUTHERN and Amendment No. 1 dated as of September 6, 1985, between SCS and SOUTHERN. See Exhibit 10(a)1 herein.

         (d) 2 - Interchange contract dated February 17, 2000, between ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH, SPC and SCS. See Exhibit 10(a)6 herein.

         (d) 3 - Plant Robert W. Scherer Unit Number Three Purchase and Ownership Participation Agreement dated as of March 1, 1984, Amendment No. 1 dated as of July 1, 1986 and Amendment No. 2 dated as of August 1, 1988, between GEORGIA and GULF. See
                  Exhibit 10(a)29 herein.

         (d)  4 - Plant Robert W. Scherer Unit Number Three Operating
                  Agreement dated as of March 1, 1984, between GEORGIA and GULF. See Exhibit 10(a)30 herein.

         (d)  5 - Plant Scherer Managing Board Agreement dated as of
                  December 31, 1990 among GEORGIA, OPC, MEAG, Dalton, GULF, FP&L and JEA. See Exhibit 10(a)48 herein.

         (d)  6 - Unit Power Sales Agreement dated July 19, 1988, between
                  FPC and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. See Exhibit 10(a)33 herein.

         (d) 7 - Amended Unit Power Sales Agreement dated July 20, 1988, between FP&L and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. See Exhibit 10(a)34 herein.

         (d) 8 - Amended Unit Power Sales Agreement dated August 17, 1988, between JEA and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. See Exhibit 10(a)35 herein.

         (d) 9 - Agreement between GULF and AEC, effective August 1, 1985. (Designated in GULF's Form 10-K for the year ended December 31, 1985, File No. 0-2429, as Exhibit 10(g).)

        *(d) 10 - The Southern Company Employee Savings Plan, Amended and Restated effective January 1, 2002. See Exhibit 10(a)52 herein.

        *(d) 11 - The Southern Company Employee Stock Ownership Plan,
                  Amended and Restated effective January 1, 2002. See Exhibit 10(a)53 herein.

       # (d) 12 - Southern Company Omnibus Incentive Compensation Plan,
                  Amended and Restated effective May 23, 2001. See Exhibit 10(a)54 herein.

       # (d) 13 - The Southern Company Deferred Compensation Plan,
                  Amended and Restated effective February 23, 2001. See Exhibit 10(a)57 herein.

       # (d) 14 - The Southern Company Outside Directors Pension Plan.
                  See Exhibit 10(a)56 herein.

       # (d) 15 - Outside Directors Stock Plan for Subsidiaries of The
                  Southern Company, Amended and Restated effective January 1, 2000. See Exhibit 10(a)59 herein.

         (d) 16 - The Southern Company Pension Plan, effective as of
                  January 1, 1997 and all amendments thereto through Amendment Number Six. See Exhibit 10(a)60 herein.

        *(d) 17 - Amendment Number Seven to The Southern Company
                  Pension Plan. See Exhibit 10(a)61 herein.

       #*(d) 18 - The Southern Company Supplemental Benefit Plan,
                  Amended and Restated effective May 1, 2000. See Exhibit 10(a)64 herein.

         (d) 19 - Southern Company Change in Control Severance Plan, Amended and Restated effective July 10, 2000. See Exhibit 10(a)65 herein.

       # (d) 20 - Southern Company Executive Change in Control
                  Severance Plan, Amended and Restated effective July 10, 2000. See Exhibit 10(a)66 herein.

       # (d) 21 - Amended and Restated Change in Control Agreement
                  between SOUTHERN, GULF and Travis J. Bowden. See Exhibit 10(a)69 herein.

       #*(d) 22 - The Southern Company Supplemental Executive
                  Retirement Plan, Amended and Restated effective May 1, 2000. See Exhibit 10(a)62 herein.

       #*(d) 23 - The Southern Company Performance Sharing Plan,
                  Amended and Restated effective January 1, 2002. See Exhibit 10(a)63 herein.

       # (d) 24 - Supplemental Pension Agreement between SAVANNAH, GULF and G. Edison Holland, Jr. (Designated in GULF's Form 10-K for the year ended December 31, 1998, File No. 0-2429, as Exhibit 10(d)35.)

       # (d) 25 - Supplemental Pension Agreement between ALABAMA, GULF and Travis J. Bowden. See Exhibit 10(b)27 herein.

       # (d) 26 - Deferred Compensation Plan For Directors of Gulf
                  Power Company, Amended and Restated Effective January 1, 2000 and First Amendment thereto. (Designated in GULF's Form 10-K for the year ended December 31, 2000, File No. 0-2429 as
                  Exhibit 10(d)33.)

       # (d) 27 - Southern Company Change in Control Benefit Plan
                  Determination Policy, effective July 10, 2000. See Exhibit 10(a)85 herein.

       # (d) 28 - Southern Company Deferred Compensation Trust
                  Agreement dated as of January 1, 2001 between Wachovia Bank, N.A., SOUTHERN, SCS, ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH, Southern Communications, Energy Solutions, Mirant and Southern Nuclear. See Exhibit 10(a)90 herein.

       # (d) 29 - Deferred Stock Trust Agreement for Directors of
                  SOUTHERN and its subsidiaries, dated as of January 1, 2000, between Reliance Trust Company, SOUTHERN, ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH. See Exhibit 10(a)91 herein.

       #*(d) 30 - Amended and Restated Deferred Cash Compensation
                  Trust Agreement for Directors of SOUTHERN and its subsidiaries, dated as of September 1, 2001, between Wachovia Bank, N.A, SOUTHERN, ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH. See Exhibit 10(a)92 herein.

         MISSISSIPPI

         (e) 1 - Service contracts dated as of January 1, 1984, between SCS and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SEGCO and SOUTHERN and Amendment No. 1 dated as of September 6, 1985, between SCS and SOUTHERN. See Exhibit 10(a)1 herein.

         (e) 2 - Interchange contract dated February 17, 2000, between ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH, SPC and SCS. See Exhibit 10(a)6 herein.

         (e)  3 - Unit Power Sales Agreement dated July 19, 1988, between
                  FPC and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. See Exhibit 10(a)33 herein.

         (e) 4 - Amended Unit Power Sales Agreement dated July 20, 1988, between FP&L and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. See Exhibit 10(a)34 herein.

         (e) 5 - Amended Unit Power Sales Agreement dated August 17, 1988, between JEA and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. See Exhibit 10(a)35 herein.

         (e) 6 - Transmission Facilities Agreement dated February 25, 1982, Amendment No. 1 dated May 12, 1982 and Amendment No. 2 dated December 6, 1983, between Gulf States and MISSISSIPPI. See
                  Exhibit 10(a)40 herein.

         (e) 7 - Long Term Transmission Service Agreement between Entergy Power, Inc. and ALABAMA, MISSISSIPPI and SCS. See Exhibit 10(a)47 herein.

        *(e) 8 - The Southern Company Employee Savings Plan, Amended and Restated effective January 1, 2002. See Exhibit 10(a)52 herein.

        *(e)  9 - The Southern Company Employee Stock Ownership Plan,
                  Amended and Restated effective January 1, 2002. See Exhibit 10(a)53 herein.

       # (e) 10 - Southern Company Omnibus Incentive Compensation Plan,
                  Amended and Restated effective May 23, 2001. See Exhibit 10(a)54 herein.

       # (e) 11 - The Southern Company Deferred Compensation Plan,
                  Amended and Restated effective February 23, 2001. See Exhibit 10(a)57 herein.

       # (e) 12 - The Southern Company Outside Directors Pension Plan.
                  See Exhibit 10(a)56 herein.

       # (e) 13 - Outside Directors Stock Plan for Subsidiaries of The
                  Southern Company, Amended and Restated effective January 1, 2000. See Exhibit 10(a)59 herein.

         (e) 14 - The Southern Company Pension Plan, effective as of
                  January 1, 1997 and all amendments thereto through Amendment Number Six. See Exhibit 10(a)60 herein.

        *(e) 15 - Amendment Number Seven to The Southern Company
                  Pension Plan. See Exhibit 10(a)61 herein.

       #*(e) 16 - The Southern Company Supplemental Benefit Plan,
                  Amended and Restated effective May 1, 2000. See Exhibit 10(a)64 herein.

         (e) 17 - Southern Company Change in Control Severance Plan, Amended and Restated effective July 10, 2000. See Exhibit 10(a)65 herein.

       # (e) 18 - Southern Company Executive Change in Control
                  Severance Plan, Amended and Restated effective July 10, 2000. See Exhibit 10(a)66 herein.

       # (e) 19 - Amended and Restated Change in Control Agreement
                  between SOUTHERN, MISSISSIPPI and Dwight H. Evans. See Exhibit 10(a)71 herein.

       #*(e) 20 - The Southern Company Supplemental Executive
                  Retirement Plan, Amended and Restated effective May 1, 2000. See Exhibit 10(a)62 herein.

       #*(e) 21 - The Southern Company Performance Sharing Plan,
                  Amended and Restated effective January 1, 2002. See Exhibit 10(a)63 herein.

       # (e) 22 - Deferred Compensation Plan for Directors of
                  Mississippi Power Company, Amended and Restated Effective January 1, 2000 and Amendment Number One thereto. (Designated in MISSISSIPPI's Form 10-K for the year ended December 31, 1999, File No. 0-6849 as Exhibit 10(e)37 and in MISSISSIPPI'S Form 10-K for the year December 31, 2000, File No. 0-6849 as
                  Exhibit 10(e)30.)

       # (e) 23 - Southern Company Change in Control Benefit Plan
                  Determination Policy, effective July 10, 2000. See Exhibit 10(a)85 herein.

       # (e) 24 - Southern Company Deferred Compensation Trust
                  Agreement dated as of January 1, 2001 between Wachovia Bank, N.A., SOUTHERN, SCS, ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH, Southern Communications, Energy Solutions, Mirant and Southern Nuclear. See Exhibit 10(a)90 herein.

       # (e) 25 - Deferred Stock Trust Agreement for Directors of
                  SOUTHERN and its subsidiaries, dated as of January 1, 2000, between Reliance Trust Company, SOUTHERN, ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH. See Exhibit 10(a)91 herein.

       #*(e) 26 - Amended and Restated Deferred Cash Compensation
                  Trust Agreement for Directors of SOUTHERN and its subsidiaries, dated as of September 1, 2001, between Wachovia Bank, N.A, SOUTHERN, ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH. See Exhibit 10(a)92 herein.


         SAVANNAH

         (f) 1 - Service contract dated as of March 3, 1988, between SCS and SAVANNAH. See Exhibit 10(a)3 herein.

         (f) 2 - Interchange contract dated February 17, 2000, between ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH, SPC and SCS. See Exhibit 10(a)6 herein.

         (f)  3 - Unit Power Sales Agreement dated July 19, 1988, between
                  FPC and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. See Exhibit 10(a)33 herein.

         (f) 4 - Amended Unit Power Sales Agreement dated July 20, 1988, between FP&L and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. See Exhibit 10(a)34 herein.

         (f) 5 - Amended Unit Power Sales Agreement dated August 17, 1988, between JEA and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. See Exhibit 10(a)35 herein.

         (f) 6 - Plant McIntosh Combustion Turbine Purchase and Ownership Participation Agreement between GEORGIA and SAVANNAH dated as of December 15, 1992. See Exhibit 10(a)49 herein.

         (f) 7 - Plant McIntosh Combustion Turbine Operating Agreement between GEORGIA and SAVANNAH dated December 15, 1992. See
                  Exhibit 10(a)50 herein.

        *(f) 8 - The Southern Company Employee Savings Plan, Amended and Restated effective January 1, 2002. See Exhibit 10(a)52 herein.

        *(f)  9 - The Southern Company Employee Stock Ownership Plan,
                  Amended and Restated effective January 1, 2002. See Exhibit 10(a)53 herein.

       # (f) 10 - Southern Company Omnibus Incentive Compensation Plan,
                  Amended and Restated effective May 23, 2001. See Exhibit 10(a)54 herein.

       # (f) 11 - Supplemental Executive Retirement Plan of SAVANNAH,
                  Amended and Restated effective October 26, 2000. (Designated in SAVANNAH's Form 10-K for the year ended December 31, 2000, File No. 1-5072 as Exhibit 10(f)13.)

       # (f) 12 - Deferred Compensation Plan for Key Employees of
                  SAVANNAH, Amended and Restated effective October 26, 2000. (Designated in SAVANNAH's Form 10-K for the year ended December 31, 2000, File No. 1-5072 as Exhibit 10(f)14.)

       # (f) 13 - The Southern Company Outside Directors Pension Plan.
                  See Exhibit 10(a)56 herein.

       # (f) 14 - Deferred Compensation Plan for Directors of SAVANNAH,
                  Amended and Restated effective October 26, 2000. (Designated in SAVANNAH's Form 10-K for the year ended December 31, 2000, File No. 1-5072 as Exhibit 10(f)18.)

       # (f) 15 - Outside Directors Stock Plan for Subsidiaries of The
                  Southern Company, Amended and Restated effective January 1, 2000. See Exhibit 10(a)59 herein.

         (f) 16 - The Southern Company Pension Plan, effective as of
                  January 1, 1997 and all amendments thereto through Amendment Number Six. See Exhibit 10(a)60 herein.

        *(f) 17 - Amendment Number Seven to The Southern Company
                  Pension Plan. See Exhibit 10(a)61 herein.

       #*(f) 18 - The Southern Company Supplemental Benefit Plan,
                  Amended and Restated effective May 1, 2000. See Exhibit 10(a)64 herein.

         (f) 19 - Southern Company Change in Control Severance Plan, Amended and Restated effective July 10, 2000. See Exhibit 10(a)65 herein.

       # (f) 20 - Southern Company Executive Change in Control
                  Severance Plan, Amended and Restated effective July 10, 2000. See Exhibit 10(a)66 herein.

       # (f) 21 - Amended and Restated Change in Control Agreement
                  between SOUTHERN, SAVANNAH and G. Edison Holland, Jr. See
                  Exhibit 10(a)75 herein.

       # (f) 22 - The Southern Company Deferred Compensation Plan,
                  Amended and Restated effective February 23, 2001. See Exhibit 10(a)57 herein.

       #*(f) 23 - The Southern Company Supplemental Executive
                  Retirement Plan, Amended and Restated effective May 1, 2000. See Exhibit 10(a)62 herein.

       #*(f) 24 - The Southern Company Performance Sharing Plan,
                  Amended and Restated effective January 1, 2002. See Exhibit 10(a)63 herein.

       # (f) 25 - Supplemental Pension Agreement between SAVANNAH, GULF and G. Edison Holland, Jr. See Exhibit 10(d)24 herein.

       # (f) 26 - Southern Company Change in Control Benefit Plan
                  Determination Policy, effective July 10, 2000. See Exhibit 10(a)85 herein.

       # (f) 27 - Agreement for supplemental pension benefits between
                  SAVANNAH and William Miles Greer. (Designated in SAVANNAH's Form 10-K for the year ended December 31, 2000, File No. 1-5072 as Exhibit 10(f)34.)

       # (f) 28 - Agreement crediting additional service between
                  SAVANNAH and William Miles Greer. (Designated in SAVANNAH's Form 10-K for the year ended December 31, 2000, File No. 1-5072 as Exhibit 10(f)35.)

       # (f) 29 - Southern Company Deferred Compensation Trust
                  Agreement dated as of January 1, 2001 between Wachovia Bank, N.A., SOUTHERN, SCS, ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH, Southern Communications, Energy Solutions, Mirant and Southern Nuclear. See Exhibit 10(a)90 herein.

       # (f) 30 - Deferred Stock Trust Agreement for Directors of
                  SOUTHERN and its subsidiaries, dated as of January 1, 2000, between Reliance Trust Company, SOUTHERN, ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH. See Exhibit 10(a)91 herein.

       #*(f) 31 - Amended and Restated Deferred Cash Compensation
                  Trust Agreement for Directors of SOUTHERN and its subsidiaries, dated as of September 1, 2001, between Wachovia Bank, N.A, SOUTHERN, ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH. See Exhibit 10(a)92 herein.


(21)     Subsidiaries of Registrants

         SOUTHERN

        *(a)    - Subsidiaries of Registrant is contained herein at page IV-5.

         ALABAMA

        *(b)    - Subsidiaries of Registrant is contained herein at page IV-5.

         GEORGIA

        *(c)    - Subsidiaries of Registrant is contained herein at page IV-5.

         GULF

        *(d)    - Subsidiaries of Registrant is contained herein at page IV-5.

         MISSISSIPPI

        *(e)    - Subsidiaries of Registrant is contained herein at page IV-5.

         SAVANNAH

        *(f)    - Subsidiaries of Registrant is contained herein at page IV-5.


(23)     Consents of Experts and Counsel

         SOUTHERN

        *(a)    - The consent of Arthur Andersen LLP is contained herein
                  at page IV-6.

         ALABAMA

         *(b)   - The consent of Arthur Andersen LLP is contained herein
                  at page IV-7.

         GEORGIA

         *(c)   - The consent of Arthur Andersen LLP is contained herein
                  at page IV-8.

         GULF

         *(d)   - The consent of Arthur Andersen LLP is contained herein
                  at page IV-9.

         MISSISSIPPI

         *(e)   - The consent of Arthur Andersen LLP is contained herein
                  at page IV-10.

         SAVANNAH

         *(f)   - The consent of Arthur Andersen LLP is contained herein
                  at page IV-11.


(24)     Powers of Attorney and Resolutions

         SOUTHERN

         *(a)   - Power of Attorney and resolution.

         ALABAMA

         *(b)   - Power of Attorney and resolution.

         GEORGIA

         *(c)   - Power of Attorney and resolution.

         GULF

         *(d)   - Power of Attorney and resolution.

         MISSISSIPPI

         *(e)   - Power of Attorney and resolution.

         SAVANNAH

         *(f)   - Power of Attorney and resolution.