Form 10-Q
period 2002-09-30
SAVANNAH ELECTRIC & POWER CO; MISSISSIPPI POWER CO; GEORGIA POWER CO; ALABAMA POWER CO; SOUTHERN CO; SOUTHERN POWER CO; GULF POWER CO
filed 2002-11-13
CIK 86940, 66904, 41091, 3153, 92122, 1160661, 44545

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           -------------------------
                                   FORM 10-Q
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Quarter Ended September 30, 2002
                                       OR
             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period from _____to_____

Commission        Registrant, State of Incorporation,       I.R.S. Employer
File Number       Address and Telephone Number              Identification No.
-----------       -------------------------------------     ------------------


1-3526           The Southern Company                      58-0690070
                 (A Delaware Corporation)
                 270 Peachtree Street, N.W.
                 Atlanta, Georgia 30303
                 (404) 506-5000
1-3164           Alabama Power Company                     63-0004250
                 (An Alabama Corporation)
                 600 North 18th Street
                 Birmingham, Alabama 35291
                 (205) 257-1000
1-6468           Georgia Power Company                     58-0257110
                 (A Georgia Corporation)
                 241 Ralph McGill Boulevard, N.E.
                 Atlanta, Georgia 30308
                 (404) 506-6526
0-2429           Gulf Power Company                        59-0276810
                 (A Maine Corporation)
                 One Energy Place
                 Pensacola, Florida 32520
                 (850) 444-6111
001-11229        Mississippi Power Company                 64-0205820
                 (A Mississippi Corporation)
                 2992 West Beach
                 Gulfport, Mississippi 39501
                 (228) 864-1211
1-5072           Savannah Electric and Power Company       58-0418070
                 (A Georgia Corporation)
                 600 East Bay Street
                 Savannah, Georgia 31401
                 (912) 644-7171
333-98553        Southern Power Company                    58-2598670
                 (A Delaware Corporation)
                 270 Peachtree Street, N.W.
                 Atlanta, Georgia 30303
                 (404) 506-5000
================ ========================================= ====================

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days, except for Southern Power Company which has been subject to such filing requirements since October 1, 2002.
Yes X No____


                                              Description of                       Shares Outstanding
Registrant                                    Common Stock                         at October 31, 2002
-----------                                   -------------                        -------------------
The Southern Company                          Par Value $5 Per Share               713,478,436
Alabama Power Company                         Par Value $40 Per Share                6,000,000
Georgia Power Company                         No Par Value                           7,761,500
Gulf Power Company                            No Par Value                             992,717
Mississippi Power Company                     Without Par Value                      1,121,000
Savannah Electric and Power Company           Par Value $5 Per Share                10,844,635
Southern Power Company                        Par Value $0.01 Per Share                  1,000

     This combined Form 10-Q is separately filed by The Southern Company, Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company and Southern Power Company. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes no representation as to information relating to the other companies.



                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                               September 30, 2002
                                                                                                                               Page
                                                                                                                             Number
DEFINITIONS...............................................................................................................     5
                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition
             The Southern Company and Subsidiary Companies
                Condensed Consolidated Statements of Income........................................................            8
                Condensed Consolidated Statements of Cash Flows....................................................            9
                Condensed Consolidated Balance Sheets..............................................................           10
                Condensed Consolidated Statements of Comprehensive Income and
                    Accumulated Other Comprehensive Income.........................................................           12
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           13
             Alabama Power Company
                Condensed Statements of Income.....................................................................           26
                Condensed Statements of Cash Flows.................................................................           27
                Condensed Balance Sheets...........................................................................           28
                Condensed Statements of Comprehensive Income and
                    Accumulated Other Comprehensive Income.........................................................           30
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           31
             Georgia Power Company
                Condensed Statements of Income.....................................................................           40
                Condensed Statements of Cash Flows.................................................................           41
                Condensed Balance Sheets...........................................................................           42
                Condensed Statements of Comprehensive Income and
                    Accumulated Other Comprehensive Income.........................................................           44
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           45
             Gulf Power Company
                Condensed Statements of Income.....................................................................           54
                Condensed Statements of Cash Flows.................................................................           55
                Condensed Balance Sheets...........................................................................           56
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           58
             Mississippi Power Company
                Condensed Statements of Income.....................................................................           66
                Condensed Statements of Cash Flows.................................................................           67
                Condensed Balance Sheets...........................................................................           68
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           70
             Savannah Electric and Power Company
                Condensed Statements of Income.....................................................................           79
                Condensed Statements of Cash Flows.................................................................           80
                Condensed Balance Sheets...........................................................................           81
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           83
             Southern Power Company
                Condensed Statements of Income.....................................................................           91
                Condensed Statements of Cash Flows.................................................................           92
                Condensed Balance Sheets...........................................................................           93
                Condensed Statements of Comprehensive Income and
                    Accumulated Other Comprehensive Income.........................................................           95
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           96
             Notes to the Condensed Financial Statements...........................................................          105
Item 3.      Quantitative and Qualitative Disclosures about Market Risk............................................           24
Item 4.      Controls and Procedures...............................................................................           24



                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                               September 30, 2002
                                                                                                                               Page
                                                                                                                             Number
                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.........................................................................................          113
Item 2.  Changes in Securities and Use of Proceeds................................................................. Inapplicable
Item 3.  Defaults Upon Senior Securities........................................................................... Inapplicable
Item 4.  Submission of Matters to a Vote of Security Holders....................................................... Inapplicable
Item 5.  Other Information......................................................................................... Inapplicable
Item 6.  Exhibits and Reports on Form 8-K..........................................................................          113
         Signatures and Certifications.............................................................................          114



                                   DEFINITIONS
TERM                                             MEANING
ALABAMA.....................................     Alabama Power Company
Clean Air Act ..............................     Clean Air Act Amendments of 1990
ECO Plan....................................     Environmental Compliance Overview Plan
Energy Act..................................     Energy Policy Act of 1992
EPA.........................................     U. S. Environmental Protection Agency
FASB........................................     Financial Accounting Standards Board
FERC........................................     Federal Energy Regulatory Commission
Form 10-K...................................     Combined Annual Report on Form 10-K of SOUTHERN, ALABAMA,
                                                 GEORGIA, GULF, MISSISSIPPI and SAVANNAH
                                                 for the year ended December 31, 2001
GEORGIA.....................................     Georgia Power Company
GULF........................................     Gulf Power Company
ISA.........................................     Independent System Administrator
Mirant......................................     Mirant Corporation
MISSISSIPPI.................................     Mississippi Power Company
Mobile Energy...............................     Mobile Energy Services Company, L.L.C. and
                                                 Mobile Energy Services Holdings, Inc.
Moody's.....................................     Moody's Investors Service, Inc.
operating companies.........................     ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH
PEP.........................................     Performance Evaluation Plan
PPA.........................................     Purchase Power Agreement
PSC.........................................     Public Service Commission
RTO.........................................     Regional Transmission Organization
S&P.........................................     Standard and Poor's Ratings Services, a division of The McGraw Hill Companies
SAVANNAH....................................     Savannah Electric and Power Company
SCS.........................................     Southern Company Services, Inc.
SEC.........................................     Securities and Exchange Commission
SeTrans.....................................     A proposed regional transmission organization consisting
                                                 of eleven public and private companies, including SOUTHERN, located in eight southeastern states
SOUTHERN....................................     The Southern Company
Southern Gas................................     Southern Company Gas LLC
SOUTHERN POWER..............................     Southern Power Company
Southern Power Prospectus...................     SOUTHERN POWER's prospectus filed with the SEC on October 1, 2002 pursuant to Rule
                                                 424(b) under the Securities Act of 1933, with respect to SOUTHERN POWER's registration statement on Form S-4 (Registration No. 333-98553)
SOUTHERN system.............................     SOUTHERN, the operating companies, SOUTHERN POWER and other subsidiaries
Super Southeast.............................     SOUTHERN's traditional service territory, Alabama, Florida, Georgia and Mississippi plus the surrounding states of Kentucky, Louisiana, North Carolina, South Carolina,
                                                 Tennessee and Virginia
TVA.........................................     Tennessee Valley Authority

                                       5

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     This Quarterly Report on Form 10-Q contains forward-looking and historical information. In some cases, forward-looking statements can be identified by terminology such as "may," "would," "will," "could," "should," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. SOUTHERN cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include the impact of recent and future federal and state regulatory change, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry and also changes in environmental and other laws and regulations to which SOUTHERN and its subsidiaries are subject, as well as changes in application of existing laws and regulations; current and future litigation, including the pending EPA civil action against certain SOUTHERN subsidiaries; the effect, extent and timing of the entry of additional competition in the markets in which SOUTHERN's subsidiaries operate; the impact of fluctuations in commodity prices, interest rates and customer demand; state and federal rate regulations; political, legal and economic conditions and developments in the United States; the performance of projects undertaken by the non-traditional business and the success of efforts to invest in and develop new opportunities; internal restructuring or other restructuring options that may be pursued; potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or beneficial to SOUTHERN or its subsidiaries; the ability of counterparties of SOUTHERN and its subsidiaries to make payments as and when due; the effects of, and changes in, economic conditions in the areas in which SOUTHERN's subsidiaries operate; the direct and indirect effects on SOUTHERN's business resulting from the terrorist incidents on September 11, 2001, or any similar such incidents or responses to such incidents; financial market conditions and the results of financing efforts; the timing and acceptance of SOUTHERN's new product and service offerings; the ability of SOUTHERN to obtain additional generating capacity at competitive prices; weather and other natural phenomena; and other factors discussed elsewhere herein and in other reports (including the Form 10-K) filed from time to time with the SEC.

                              THE SOUTHERN COMPANY
                            AND SUBSIDIARY COMPANIES


                                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                   For the Three Months             For the Nine Months
                                                                   Ended September 30,              Ended September 30,
                                                                   2002           2001               2002          2001
                                                                   ----           ----              -----          ----
                                                                       (in thousands)                   (in thousands)
Operating Revenues:
Retail sales                                                       $2,748,787     $2,635,483        $6,777,554      $6,669,401
Sales for resale                                                      344,083        382,612           870,237         929,652
Other revenues                                                        155,138        146,366           444,577         396,730
                                                                    ---------     ----------        ----------      ----------
Total operating revenues                                            3,248,008      3,164,461         8,092,368       7,995,783
                                                                    ---------     ----------        ----------      ---------
Operating Expenses:
Fuel                                                                  845,121        751,297         2,105,858       2,013,684
Purchased power                                                       183,594        337,549           374,855         648,906
Other operations                                                      542,550        465,866         1,510,506       1,347,707
Maintenance                                                           194,157        186,661           669,966         642,159
Depreciation and amortization                                         265,538        282,396           765,444         869,449
Taxes other than income taxes                                         146,996        142,372           424,720         414,585
                                                                   ----------     ----------       -----------      ----------
Total operating expenses                                            2,177,956      2,166,141         5,851,349       5,936,490
                                                                   ----------     ----------       -----------      ----------
Operating Income                                                    1,070,052        998,320         2,241,019       2,059,293
Other Income:
Interest income                                                         6,645          8,405            15,589          20,880
Equity in losses of subsidiaries                                      (25,249)       (18,491)          (66,904)        (37,227)
Other, net                                                            (10,427)        33,977            11,739          62,726
                                                                   ----------     ----------       -----------      ----------
Earnings From Continuing Operations
  Before Interest and Income Taxes                                  1,041,021      1,022,211         2,201,443       2,105,672
                                                                   ----------     ----------       -----------      ----------
Interest and Other:
Interest expense, net                                                 124,237        136,856           368,009         428,725
Distributions on capital and preferred
  securities of subsidiaries                                           44,675         42,015           130,851         126,355
Preferred dividends of subsidiaries                                     4,413          4,550            13,190          13,969
                                                                   ----------     ----------       -----------      ----------
Total interest and other                                              173,325        183,421           512,050         569,049
                                                                   ----------     ----------       -----------      ----------
Earnings From Continuing Operations Before
  Income Taxes                                                        867,696        838,790         1,689,393       1,536,623
Income taxes                                                          272,283        284,412           538,302         533,115
                                                                   ----------     ----------       -----------      ----------
Earnings From Continuing Operations Before
  Cumulative Effect of Accounting Change                              595,413        554,378         1,151,091       1,003,508
Cumulative effect of accounting change --
  less income taxes of $477                                                 -              -                 -             771
                                                                   ----------     ----------       -----------      ----------
Earnings From Continuing Operations                                   595,413        554,378         1,151,091       1,004,279
Earnings from discontinued operations, net of income
  taxes of $92,713 for the nine months ended 2001                           -              -                 -         142,217
                                                                   ----------     ----------       -----------     -----------
Consolidated Net Income                                            $  595,413     $  554,378       $ 1,151,091     $ 1,146,496
                                                                   ==========     ==========       ===========     ===========
Common Stock Data:
Basic earnings per share of common stock --
  Earnings per share from continuing operations                         $0.84          $0.80             $1.63           $1.46
  Earnings per share from discontinued operations                       $0.00          $0.00             $0.00           $0.21
                                                                   ----------     ----------       -----------      ----------
Consolidated Basic Earnings Per Share                                   $0.84          $0.80             $1.63           $1.67
                                                                   ==========     ==========       ===========      ==========
Diluted earnings per share of common stock --
  Earnings per share from continuing operations                         $0.83          $0.79             $1.62           $1.45
  Earnings per share from discontinued operations                       $0.00          $0.00             $0.00           $0.21
                                                                   ----------     ----------       -----------     -----------
Consolidated Diluted Earnings Per Share                                 $0.83          $0.79             $1.62           $1.66
                                                                   ==========     ==========       ===========     ===========
Average number of basic shares of common
  stock outstanding (in thousands)                                    710,647        691,687           705,946         686,988
Average number of diluted shares of common
  stock outstanding (in thousands)                                    716,464        691,728           711,346         691,068

Cash dividends paid per share of common stock                         $0.3425         $0.335           $1.0125          $1.005



          The accompanying notes as they relate to SOUTHERN are an integral part of these statements.




                                     THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                               For the Nine Months
                                                                                               Ended September 30,
                                                                                                2002          2001
                                                                                                ----          ----

                                                                                                 (in thousands)
Operating Activities:
Consolidated net income                                                                       $1,151,091      $1,146,496
Adjustments to reconcile consolidated net income
 to net cash provided from operating activities --
      Less income from discontinued operations                                                         -         142,217
      Depreciation and amortization                                                              841,459         991,014
      Deferred income taxes and investment tax credits                                            55,029           5,248
      Equity in losses of subsidiaries                                                            66,904          37,227
      Other, net                                                                                 (72,689)       (253,463)
      Changes in certain current assets and liabilities --
            Receivables, net                                                                    (147,652)       (108,192)
            Fossil fuel stock                                                                     74,472        (132,012)
            Materials and supplies                                                                10,883         (24,749)
            Accounts payable                                                                      15,165        (177,191)
            Taxes accrued                                                                        330,159         490,187
            Other                                                                                (69,662)        (22,560)
                                                                                              ----------      ----------
Net cash provided from operating activities of continuing operations                           2,255,159       1,809,788
                                                                                              ----------      ----------
Investing Activities:
Gross property additions                                                                      (1,996,548)     (2,016,408)
Southern Company Gas acquisition                                                                 (58,572)              -
Construction payables, net                                                                       (95,075)        (20,482)
Other                                                                                           (108,162)        (42,698)
                                                                                              ----------      ----------
Net cash used for investing activities of continuing operations                               (2,258,357)     (2,079,588)
                                                                                              ----------      ----------
Financing Activities:
Increase (decrease) in notes payable, net                                                       (683,347)        199,728
Proceeds --
  Senior notes                                                                                 1,775,000       1,167,000
  Other long-term debt                                                                            86,428         302,689
  Capital and preferred securities                                                               675,000               -
  Common stock                                                                                   350,169         327,668
Redemptions --
  First mortgage bonds                                                                          (352,946)       (615,773)
  Senior notes                                                                                  (382,110)        (23,614)
  Other long-term debt                                                                          (106,799)       (272,305)
  Capital and preferred securities                                                              (649,250)              -
Payment of common stock dividends                                                               (713,276)       (689,123)
Other                                                                                            (56,661)        (20,037)
                        ``      `                                                              ----------      ----------
Net cash (used for) provided from financing activities of continuing operations                  (57,792)        376,233
                                                                                               ----------      ----------
Net Increase (Decrease) in Cash and Cash Equivalents                                             (60,990)        106,433
Cash and Cash Equivalents at Beginning of Period                                                 354,015         199,191
                                                                                              ----------      ----------
Cash and Cash Equivalents at End of Period                                                      $293,025        $305,624
                                                                                              ==========       ==========
Supplemental Cash Flow Information From Continuing Operations:
Cash paid during the period for --
  Interest (net of amount capitalized)                                                          $365,618        $422,158
  Income taxes (net of refunds)                                                                 $403,997        $251,645






  The accompanying notes as they relate to SOUTHERN are an integral part of these statements.


                                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                                  CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                    At September 30,         At December 31,
Assets                                                                                    2002                    2001
                                                                                   -----------------         ----------------
------                                                                                            (in thousands)

Current Assets:
Cash and cash equivalents                                                         $    293,025            $   354,015
Receivables, less accumulated provisions for uncollectible accounts of $29,674 at September 30, 2002 and $24,383
  at December 31, 2001                                                               1,442,262              1,146,263
Under recovered retail fuel clause revenue                                             166,847                280,003
Fossil fuel stock, at average cost                                                     329,261                394,457
Materials and supplies, at average cost                                                539,334                550,217
Other                                                                                  362,052                231,425
                                                                                   -----------            -----------
Total current assets                                                                 3,132,781              2,956,380
                                                                                   -----------            -----------
Property, Plant, and Equipment:
In service                                                                          37,416,666             35,813,369
Less accumulated depreciation                                                       15,454,527             15,020,415
                                                                                   -----------            -----------
                                                                                    21,962,139             20,792,954
Nuclear fuel, at amortized cost                                                        195,132                201,548
Construction work in progress                                                        2,128,243              2,089,259
                                                                                   -----------            -----------
Total property, plant, and equipment                                                24,285,514             23,083,761
                                                                                   -----------            -----------
Other Property and Investments:
Nuclear decommissioning trusts, at fair value                                          633,686                681,688
Leveraged leases                                                                       699,269                655,308
Other                                                                                  217,673                193,055
                                                                                   -----------            -----------
Total other property and investments                                                 1,550,628              1,530,051
                                                                                   -----------            -----------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                                               902,428                924,139
Prepaid pension costs                                                                  749,480                641,099
Debt expense, being amortized                                                          104,625                102,768
Premium on reacquired debt, being amortized                                            292,686                279,800
Other                                                                                  433,463                379,401
                                                                                   -----------            -----------
Total deferred charges and other assets                                              2,482,682              2,327,207
                                                                                   -----------            -----------

Total Assets                                                                       $31,451,605            $29,897,399
                                                                                   ===========            ===========










          The accompanying notes as they relate to SOUTHERN are an integral part of these statements.




                                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)





                                                                                      At September 30,         At December 31,
Liabilities and Stockholders' Equity                                                         2002                    2001
------------------------------------                                                  ----------------         ----------------
                                                                                                   (in thousands)

Current Liabilities:
Securities due within one year                                                             $   992,230            $   428,671
Notes payable                                                                                1,254,548              1,902,312
Accounts payable                                                                               728,432                823,393
Customer deposits                                                                              163,693                152,579
Taxes accrued --
  Income taxes                                                                                 401,104                159,764
  Other                                                                                        281,131                193,735
Interest accrued                                                                               133,231                117,959
Vacation pay accrued                                                                           125,523                124,608
Other                                                                                          481,876                473,370
                                                                                           -----------            -----------
Total current liabilities                                                                    4,561,768              4,376,391
                                                                                           -----------            -----------
Long-term debt                                                                               8,826,399              8,296,878
                                                                                           -----------            -----------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                                            4,143,453              4,097,403
Deferred credits related to income taxes                                                       467,987                500,151
Accumulated deferred investment tax credits                                                    613,469                634,020
Employee benefits provisions                                                                   561,008                532,515
Prepaid capacity revenues                                                                       35,698                 40,730
Other                                                                                          920,403                790,961
                                                                                           -----------            -----------
Total deferred credits and other liabilities                                                 6,742,018              6,595,780
                                                                                           -----------            -----------
Company or subsidiary obligated mandatorily redeemable
  capital and preferred securities                                                           2,302,000              2,276,250
                                                                                           -----------            -----------
Cumulative preferred stock of subsidiaries                                                     298,126                368,126
                                                                                           -----------            -----------
Common Stockholders' Equity:
Common stock, par value $5 per share --
  Authorized -- 1 billion shares
  Issued   -- September 30, 2002: 712,708,147 shares;
           -- December 31, 2001:  700,622,308 shares                                         3,563,541              3,503,112
Paid-in capital                                                                                255,600                 14,380
Treasury, at cost -- September 30, 2002: 137,821 shares;
                  -- December 31, 2001:  2,278,240 shares                                       (2,485)               (57,309)
Retained earnings                                                                            4,947,935              4,516,642
Accumulated other comprehensive income                                                         (43,297)                 7,149
                                                                                           -----------            -----------
Total common stockholders' equity                                                            8,721,294              7,983,974
                                                                                           -----------            -----------

Total Liabilities and Stockholders' Equity                                                 $31,451,605            $29,897,399
                                                                                           ===========            ===========







       The accompanying notes as they relate to SOUTHERN are an integral part of these statements.


                                                    THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                                       For the Three Months                 For the Nine Months
                                                                        Ended September 30,                Ended September 30,
                                                                     -------------------------          --------------------------
                                                                       2002               2001             2002               2001
                                                                      ---------       --------          ----------         --------
                                                                            (in thousands)                    (in thousands)

Consolidated Net Income                                               $   595,413    $  554,378    $ 1,151,091        $ 1,146,496
Other comprehensive income - continuing operations:
  Change in fair value of marketable securities                               248            74            539                276
  Cumulative effect of accounting change for qualifying hedges,
    net of tax of $0, $0, $0, $181, respectively                                -             -              -                286
  Changes in fair value of qualifying hedges, net of tax of               (21,591)       (9,680)       (51,283)            (9,653)
    $(13,310), $(5,426), $(32,255), $(5,487), respectively
  Less:  Reclassification adjustment for amounts included in net
    income, net of tax of $166, $0, $190, $0, respectively                    260             -            298                  -
                                                                      -----------    ----------    -----------        -----------
      Total other comprehensive income - continuing operations        $   (21,083)   $   (9,606)   $   (50,446)       $    (9,091)
                                                                      -----------    ----------    -----------        -----------
Other comprehensive income - discontinued operations:
  Cumulative effect of accounting change for qualifying                         -             -              -           (249,246)
     hedges, net of tax of $(121,325)
  Changes in fair value of qualifying hedges, net of tax of                     -             -              -           (103,962)
     $(50,605)
  Less:  Reclassification adjustment for amounts included in                    -             -              -             59,857
     net income, net of tax of $29,137
  Foreign currency translation adjustments, net of tax of
     $0, $0, $0, $(10,319), respectively                                        -             -              -            (21,199)
                                                                      -----------    ----------    -----------        -----------
      Total other comprehensive income - discontinued operations      $         -    $        -    $         -        $  (314,550)
                                                                      -----------    ----------    -----------        -----------

CONSOLIDATED COMPREHENSIVE INCOME                                     $   574,330    $  544,772    $ 1,100,645        $   822,855
                                                                      ===========    ==========    ===========        ===========
___________________________________________________________________________________________________________________________________


                                                    THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME (UNAUDITED)


                                                                                           At                 At
                                                                                       September 30,     December 31,
                                                                                          2002               2001
                                                                                        ------------     -----------
                                                                                                 (in thousands)




Balance at beginning of period - continuing operations                                    $   7,149          $     249
Change in current period - continuing operations                                            (50,446)             6,900
                                                                                          ---------          ---------
BALANCE AT END OF PERIOD - Continuing Operations                                            (43,297)             7,149
                                                                                          ---------          ---------

Balance at beginning of period - discontinued operations                                          -            (93,847)
Change in current period - discontinued operations                                                -             93,847
                                                                                          ---------          ---------
BALANCE AT END OF PERIOD - Discontinued Operations                                                -                  -
                                                                                          ---------          ---------
TOTAL ACCUMULATED OTHER COMPREHENSIVE INCOME                                              $ (43,297)        $    7,149
                                                                                          =========         ==========
___________________________________________________________________________________________________________________________________

          The accompanying notes as they relate to SOUTHERN are an integral part of these statements.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                   THIRD QUARTER 2002 vs. THIRD QUARTER 2001
                                       AND
                     YEAR-TO-DATE 2002 vs. YEAR-TO-DATE 2001


RESULTS OF OPERATIONS

SOUTHERN is focusing on three main businesses in the
Southeast: its traditional business, represented by its five operating companies providing electric service in four states; a growing competitive generation business in the Super Southeast; and energy-related products and services for its retail customers.

Earnings

SOUTHERN's third quarter 2002 and year-to-date 2002 earnings from continuing operations were $595 million ($0.84 per share) and $1.15 billion ($1.63 per share), respectively, compared with $554 million ($0.80 per share) and $1.0 billion ($1.46 per share) in the third quarter 2001 and year-to-date 2001. The increases in earnings for the third quarter 2002 and year-to-date 2002 are due to several positive factors, including increased demand for electricity, continued customer growth, solid performance by the competitive generation business, lower interest rates and the overall impact of regulatory rate proceedings in Alabama, Florida and Mississippi, partially offset by the impact of higher operating expenses in the third quarter 2002 associated with new generation units that have come on line in the past year, start-up costs at Southern Gas during the third quarter 2002 and the impact on the energy services business from the manufacturing industry's downturn. Warmer weather in the third quarter 2002 as compared to unusually mild temperatures in 2001 caused the increased demand for energy. In July 2002, SOUTHERN raised its annual dividend by 3 cents to $1.37 per share, or $0.3425 per quarter.

     Significant income statement items appropriate for discussion include the following:

                                                                         Increase (Decrease)
                                                  -------------------------------------------------------------------
                                                             Third Quarter                      Year-To-Date
                                                  ------------------------------------- -----------------------------
                                                     (in thousands)          %          (in thousands)          %
Retail sales                                         $  113,304             4.3          $   108,153           1.6
Sales for resale                                        (38,529)          (10.1)             (59,415)         (6.4)
Other revenues                                            8,772             6.0               47,847          12.1
Fuel expense                                             93,824            12.5               92,174           4.6
Purchased power expense                                (153,955)          (45.6)            (274,051)        (42.2)
Other operations expense                                 76,684            16.5              162,799          12.1
Depreciation and amortization                           (16,858)           (6.0)            (104,005)        (12.0)
Equity in losses of subsidiaries                          6,758            36.5               29,677          79.7
Other, net                                              (44,404)         (130.7)             (50,987)        (81.3)
Interest expense, net                                   (12,619)           (9.2)             (60,716)        (14.2)
                                                  --------------------- --------------- ------------------ ----------

     Retail sales. Excluding fuel revenues, which generally do not affect net income, retail sales revenue was up by $135 million, or 7.4%, in the third quarter 2002 and $194 million, or 4.2%, year-to-date 2002 when compared to the corresponding periods in the prior year. Energy sales to residential, commercial and industrial customers for the third quarter 2002 increased by 9.1%, 3.5% and 3.0%, respectively, as compared to the

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

comparable reporting period in 2001. For year-to-date 2002 as compared to 2001, energy sales to residential, commercial and industrial customers increased by 6.8%, 2.7% and 0.9%, respectively. Warmer weather and customer growth significantly impacted energy sales to these customers in both the third quarter 2002 and year-to-date 2002 when compared to the same periods in the prior year. Although retail energy sales to industrial customers increased slightly in 2002 when compared to corresponding periods in 2001, overall sales to industrial customers remain depressed due to the continuing effect of sluggish economic conditions.

     Sales for resale. The third quarter 2002 and year-to-date 2002 decreases are primarily attributed to reduced energy sales to these customers when compared to the same periods in 2001.

     Other revenues. The third quarter 2002 increase in other revenues, when compared to the same period in 2001, is primarily attributed to revenues of $10.6 million from Southern Gas and $9.2 million in revenues from subscribers of SOUTHERN's wireless communications subsidiary. In the third quarter 2002, however, these increases were partially offset by decreases in revenues from other subsidiaries. Beginning August 1, 2002, Southern Gas' results of operations are included in SOUTHERN's consolidated financial statements. The year-to-date 2002 increase reflects increased revenues of $25.3 million from subscribers of SOUTHERN's wireless communications subsidiary and increased revenues from the operations of a subsidiary formed in April 2001 that provides services related to alternative fuel products.

     Fuel expense. During the third quarter 2002 and year-to-date 2002, fuel expense increased when compared to the same periods in the prior year due to a number of factors. These factors include three new combined-cycle generating plants (Plant Franklin Unit 1 and Plant Wansley Units 6 and 7) placed into service in June 2002 by SOUTHERN POWER, another generating unit (Plant Smith Unit 3) placed into service in April 2002 by GULF and higher unit costs for natural gas.

     Purchased power expense. Throughout the SOUTHERN system, an additional 2,279 megawatts of generation has been placed into commercial operation during 2002, which resulted in decreases for the third quarter 2002 and year-to-date 2002 in purchased power expense. Since energy expenses are usually offset by energy revenues through the operating companies' cost recovery mechanisms, these expenses do not have a significant impact on earnings.

     Other operations expense. During the third quarter 2002 and year-to-date 2002, other operations expense increased primarily due to increased administrative and general expenses and, to a lesser extent, increased fossil steam production.

     Depreciation and amortization. The overall decrease is primarily a result of GEORGIA's discontinuing accelerated depreciation and beginning amortization of the regulatory liability for accelerated cost recovery in January 2002 in accordance with its new retail rate order. For the third quarter 2002 and year-to-date 2002, the decrease in depreciation and amortization related to GEORGIA amounted to $38.2 million and $145.1 million, respectively. Reference is made to Note (H) in the "Notes to the Condensed Financial Statements" herein. These decreases were partially offset by the initiation of depreciation on property placed in service during the year, including the four generating units referred to previously.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Equity in losses of subsidiaries. The third quarter 2002 and year-to-date 2002 increases when compared to the same periods in 2001 are primarily attributed to SOUTHERN's investments in partnerships producing alternative fuel products. SOUTHERN formed a new subsidiary in April 2001 to hold its investment in a partnership producing alternative fuel products.

     Other, net. For the third quarter 2002 and year-to-date 2002, the decrease in this item is attributed to mark to market adjustments for derivative energy contracts as required by FASB Statement No. 133, higher non-utility expenses in the current period and gains on property sales recorded in the same periods in 2001. Further contributing to these decreases in 2002 are expenses related to a new electricity pricing program. See "Exposure to Market Risks" herein for additional information on derivative energy contracts.

     Interest expense, net. For the third quarter 2002 and year-to-date 2002, interest expense, net decreased primarily due to a reduction in interest rates compared to the same periods in 2001. SOUTHERN and its subsidiaries engage in new external financing for refunding purposes and to finance ongoing construction programs.

Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors. The two major factors are the ability of the operating companies to achieve energy sales growth while containing costs in a more competitive environment and the profitability of the new competitive market-based wholesale generating facilities being added. For additional information relating to the other businesses, see Item 1 - BUSINESS - "Southern Power" and "Other Business" in the Form 10-K.

     With the enactment of the Energy Act and new legislation being discussed at federal and state levels to expand customer choice, SOUTHERN is positioning the business to meet the challenge of increasing competition. For additional information, see Item 1 - BUSINESS - "Competition" and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of SOUTHERN in the Form 10-K.

     Also, reference is made to Note (B) in the "Notes to the Condensed Financial Statements" herein for information relating to the spin off of Mirant from SOUTHERN, including Mirant's recent Form 10-Q filings describing, among other things, certain accounting errors identified for the period January 1, 1999 through June 30, 2002. Mirant announced that it has requested its independent auditors to reaudit Mirant's 2000 and 2001 financial statements to address the accounting errors identified during its review and to comply with certain new accounting standards. If Mirant's reaudit results in adjustments that relate to periods prior to the spin off, SOUTHERN's earnings from discontinued operations and net assets of discontinued operations could be affected. Because any such adjustments would only relate to operations discontinued by SOUTHERN, they would have no effect on SOUTHERN's 2002 earnings or its future earnings potential, financial position, liquidity or cash flows. Based on the nature and amount of Mirant's identified accounting errors, SOUTHERN's management does not currently anticipate that a reaudit of SOUTHERN's 2000 and 2001 financial statements will be necessary.

     SOUTHERN's business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury and citizen enforcement of environmental requirements, has increased generally throughout the United States; in particular, personal injury claims for damages caused by alleged exposure to

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


hazardous materials have become more frequent. Although the ultimate outcome of such litigation currently filed against SOUTHERN and its subsidiaries cannot be predicted at this time, management does not anticipate that the liabilities, if any, arising from such proceedings would have a material adverse effect on SOUTHERN's financial position, results of operations or cash flows.

     Compliance costs related to the Clean Air Act could affect earnings if such costs cannot be recovered. For additional information about the Clean Air Act and other environmental issues, including the EPA litigation, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" and Note 3 to the financial statements of SOUTHERN in the Form 10-K. On November 4, 2002, the U.S. District Court in Alabama extended the stay of the EPA litigation proceeding in Alabama until the earlier of February 4, 2003 or a ruling by the U.S. Court of Appeals for the Eleventh Circuit in the related litigation involving TVA.

     On April 25, 2002, the Stakeholder Advisory Committee met and selected the candidates that will be considered for the SeTrans ISA. On June 27, 2002, SOUTHERN and other SeTrans sponsors submitted a Petition for Declaratory Order seeking the FERC's approval of the SeTrans governance structure and the selection process for the ISA, as well as guidance on various issues. The FERC granted the petition on October 10, 2002, approving the governance structure and the selection process for the ISA. The FERC also provided guidance on other issues identified in the petition. On November 1, 2002, the SeTrans sponsors announced that they had selected the team of ESB International, Ltd. ("ESBI") and Accenture LLP as the preferred candidate for the ISA. Should negotiations with this candidate successfully conclude with final agreement among the parties, the sponsors intend to seek any regulatory or other approvals necessary for formation of the SeTrans RTO and the approval of ESBI/Accenture to serve in the capacity of SeTrans ISA. Reference is made to Item 1 - BUSINESS - "Certain Factors Affecting the Industry" and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Industry Restructuring" for each of the registrants in the Form 10-K for additional information.

     In June 2002, SOUTHERN formed a wholly-owned subsidiary, Southern Gas. Southern Gas operates as a retail gas marketer in the State of Georgia. On July 19, 2002, Southern Gas completed its acquisition out of bankruptcy from The New Power Company ("New Power") of approximately 210,000 retail natural gas customers located in the State of Georgia, representing a 15% market share. Southern Gas also purchased from New Power proprietary risk management software and hardware systems, natural gas inventory and accounts receivable. The total purchase price was approximately $60 million. Beginning August 1, 2002, Southern Gas' results of operations are included in SOUTHERN's consolidated financial statements.

     On July 31, 2002, the FERC issued a notice of proposed rulemaking entitled "Remedying Undue Discrimination Through Open Access Transmission Service and Standard Electricity Market Design." The FERC has indicated that the proposal, if adopted, would (among other things): (i) require transmission assets of jurisdictional utilities to be operated by an independent entity; (ii) establish a standard market design; (iii) establish a single type of transmission service that applies to all customers; (iv) assert jurisdiction over the transmission component of bundled retail service; (v) establish a generation reserve margin;
(vi) establish bid caps for day-ahead and spot energy markets; and (vii) revise the FERC policy on the pricing of transmission expansions. The FERC has revised the comment schedule such that comments on certain issues are due on November 15, 2002 and comments on other issues are due on January 10, 2003. Reply comments are due on February 17, 2003. Any impact of this proposal on SOUTHERN and its subsidiaries will depend on the form in which final rules may be ultimately adopted.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Reference is made to Note 5 to SOUTHERN's financial statements in the Form 10-K, regarding Long-Term Power Sales Agreements. MISSISSIPPI and SOUTHERN POWER have capacity sale contracts with subsidiaries of Dynegy Inc. ("Dynegy"). Dynegy is currently experiencing liquidity problems and has had its credit rating reduced below investment grade. Minimum capacity revenues under these contracts average approximately $13 million annually through May 2005 for SOUTHERN POWER and $21 million annually for MISSISSIPPI through May 2011. Dynegy has provided letters of credit expiring in February 2003 totaling $20 million (approximately 18 months of capacity payments) to SOUTHERN POWER and $26 million (approximately 15 months of capacity payments) to MISSISSIPPI. In addition, two one-year letters of credit totaling $50 million (approximately 14 months of capacity payments) were provided in April 2002 as security for obligations of affiliates of Dynegy under the Plant Franklin Unit 3 PPA beginning in 2005. These letters of credit can be drawn in the event of (a) a default under the PPA or (b) failure to renew the letters of credit prior to expiration. In the event of such a default, and if MISSISSIPPI and SOUTHERN POWER were unable to resell that capacity in the market, future earnings could be affected. The outcome cannot now be determined.

     Reference is made to the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential. Reference is also made to Part II - Item 1 - "Legal Proceedings" herein. Reference is also made to Note (E) in the "Notes to the Condensed Financial Statements" herein for information relating to a subpoena received by SOUTHERN from the U.S. District Court for the Northern District of California and to certain lawsuits regarding the installation of fiber optic cable over existing easements of certain SOUTHERN subsidiaries.

Accounting Policies

Critical Policies

SOUTHERN's significant accounting policies are described in Note 1 to the financial statements of SOUTHERN in Item 8 of the Form 10-K. SOUTHERN's only critical accounting policy involves rate regulation. The operating companies are subject to the provisions of FASB Statement No. 71, "Accounting for the Effects of Certain Types of Regulation." In the event that a portion of a company's operations is no longer subject to these provisions, the company would be required to write off related regulatory assets and liabilities that are not specifically recoverable and determine if any other assets, including plant, have been impaired.

New Accounting Standards

In June 2001, the FASB issued Statement No. 143, "Asset Retirement Obligations," which establishes new accounting and reporting standards for legal obligations associated with retiring assets, including decommissioning nuclear plants. The liability for an asset's future retirement must be recorded in the period in which the liability is incurred. The cost must be capitalized as part of the related long-lived asset and depreciated over the asset's useful life. Changes in the liability resulting from the passage of time will be recognized as operating expenses. Statement No. 143 must be adopted by January 1, 2003. SOUTHERN is currently assessing the impact of adopting Statement No. 143 on its financial statements. Reference is made to Note 1 to the financial statements of SOUTHERN under "Depreciation and Nuclear Decommissioning" in Item 8 of the Form 10-K.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Statement No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. Disposal activities which are addressed in Statement No. 146 include the termination benefits provided to current employees that are involuntarily terminated, costs to terminate a contract that is not a capital lease and costs to consolidate facilities or relocate employees. Statement No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. SOUTHERN does not expect that adoption of Statement No. 146 will have a material impact on its financial statements.

     Reference is made to Note 1 to the financial statements of SOUTHERN in Item 8 of the Form 10-K regarding SOUTHERN's adoption of FASB Statement No.133, "Accounting for Derivative Instruments and Hedging Activities," as amended. Recent accounting changes have been issued by the Emerging Issues Task Force ("EITF") of the FASB. These changes will require certain energy trading contracts that are currently marked to market to be accounted for under the accrual basis. These changes will also require certain trading activities to be recorded on a net basis for income statement presentation. The new rules will be effective January 1, 2003. SOUTHERN is in the process of determining the impact of this recently issued guidance. However, in many cases, SOUTHERN's current transactions meet the normal purchases and sale exception under FASB Statement No. 133 and are already accounted for under the accrual basis.


FINANCIAL CONDITION

Overview

Major changes in SOUTHERN's financial condition during the first nine months of 2002 included $2.0 billion used for gross property additions to utility plant. The funds for these additions and other capital requirements were primarily obtained from issuances of senior notes. See SOUTHERN's Condensed Consolidated Statements of Cash Flows for further details.

Off-Balance Sheet Financing Arrangements

In May 2001, MISSISSIPPI began the initial 10-year term of an operating lease agreement signed in 1999 with Escatawpa Funding, Limited Partnership ("Escatawpa"), a special purpose entity, to use a combined-cycle generating facility located at MISSISSIPPI's Plant Daniel. The facility cost approximately $370 million. The lease provides for a residual value guarantee -- approximately 71% of the completion cost -- by MISSISSIPPI that is due upon termination of the lease in certain circumstances. Reference is made to Note 9 to the financial statements in Item 8 of SOUTHERN in the Form 10-K and Note 4 to the financial statements in Item 8 of MISSISSIPPI in the Form 10-K for additional information. In June 2002, the FASB issued an exposure draft for comment on a proposed interpretation on "Consolidation of Certain Special-Purpose Entities," an interpretation of Accounting Research Bulletin No. 51. It is expected that the exposure draft would be finalized by year end, with an effective date for existing transactions subject to the interpretation, including MISSISSIPPI's lease transaction, to be implemented on April 1, 2003. This interpretation is in draft form; the final pronouncement may differ from the draft. However, in its current draft form, MISSISSIPPI would be deemed to be the "primary beneficiary" of its lease arrangement with Escatawpa and would be required to consolidate the leased asset and related debt on its books or to restructure the existing arrangement to comply with the final rules. Until final rules are approved by the FASB, MISSISSIPPI will continue to analyze the

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


impact of the exposure draft. MISSISSIPPI's current operating lease arrangement with Escatawpa has been reviewed and approved by the Mississippi PSC and is reflected and approved for recovery in both its retail and wholesale rate jurisdictions. Consolidation of the leased asset and related debt could require MISSISSIPPI to seek additional regulatory review.

     In 2001, SOUTHERN POWER entered into a financial arrangement with Westdeutsche Landesbank Girozentrale ("WestLB") whereby SOUTHERN POWER could assign up to $125 million in vendor contracts for equipment to WestLB. For accounting purposes, WestLB was the owner of the contracts. SOUTHERN POWER acted as an agent for WestLB and instructed WestLB when to make payments to the vendors. SOUTHERN POWER terminated this arrangement and reacquired these assets in March 2002 for their original cost of $61 million.

Credit Rating Risk

SOUTHERN and its subsidiaries do not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral -- but not accelerated payment -- in the event of a credit rating change to below investment grade. These contracts are primarily for physical electricity sales, fixed-price physical gas purchases and agreements covering interest rate swaps and currency swaps. At September 30, 2002, the maximum potential collateral requirements under the electricity sale contracts and financial instrument agreements were approximately $422 million. Generally, collateral may be provided for by a SOUTHERN guaranty, letter of credit or cash. At September 30, 2002, there were no material collateral requirements for the gas purchase contracts.

Exposure to Market Risks

SOUTHERN's market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2001 reporting period. In addition, SOUTHERN is not aware of any facts or circumstances that would significantly affect such exposures in the near term.

     Due to cost-based rate regulations, the operating companies have limited exposure to market volatility in interest rates, commodity fuel prices and prices of electricity. To mitigate residual risks relative to movements in electricity prices, the operating companies and SOUTHERN POWER enter into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market and, to a lesser extent, similar contracts for gas purchases. Also, the operating companies, with the exception of GEORGIA, have implemented fuel-hedging programs at the instruction of their respective PSCs. The fair value of derivative energy contracts at September 30, 2002 is as follows:

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


                                            Third Quarter
                                                 2002             Year-to-Date
                                               Changes               Changes
     ---------------------------------- ---------------------------------------
                                                          Fair Value
      ---------------------------------- --------------------------------------
                                                          (in millions)
     Contracts beginning of period                $29.2               $ 1.3
     Contracts realized or settled                 (5.5)              (15.0)
     New contracts at inception                     -                   -
     Changes in valuation techniques                -                   -
     Current period changes                        17.3                54.7
     ---------------------------------- ----------------------- ---------------
     Contracts at September 30, 2002              $41.0               $41.0
     ================================== ======================= ===============

                                                 Source of September 30, 2002
                                                        Valuation Prices
     ---------------------------------- ---------------------------------------
                                                               Maturity
                                              Total     -----------------------
                                            Fair Value    Year 1      1-3 Years
     ---------------------------------- ---------------------------------------
                                                           (in millions)
     Actively quoted                          $41.0       $38.2         $2.8
     External sources                           -             -            -
     Models and other methods                   -             -            -
      ---------------------------------- ------------ -------------------------
     Contracts at September 30, 2002          $41.0       $38.2         $2.8
     ================================== ============ ==========================

     Unrealized gains and losses from mark to market adjustments on contracts related to the PSC-approved fuel hedging programs are recorded as regulatory assets and liabilities. Realized gains and losses from these programs are included in fuel expense and are recovered through the operating companies' fuel cost recovery clauses. In addition, unrealized gains and losses on electric and gas contracts used to hedge anticipated purchases and sales are deferred in Other Comprehensive Income. Gains and losses on contracts that do not represent hedges are recognized in the Statements of Income as incurred.

     At September 30, 2002, the fair value of derivative energy contracts totals $41.0 million which consists of $30.3 million in regulatory liabilities, $8.1 million deferred in Other Comprehensive Income and $2.6 million recognized in income. The $30.3 million in regulatory liabilities relates to unrealized gains on mark to market derivative contracts associated with the fuel hedging programs of the operating companies with the exception of GEORGIA. The $8.1 million deferred in Other Comprehensive Income relates to cash flow hedges for gas and power contracts for SOUTHERN POWER and Southern Gas. The $2.6 million recognized in income relates to gas and power contracts for the operating companies, SOUTHERN POWER and Southern Gas. For the quarters ended September 30, 2002 and 2001, approximately $2.2 million and $20.0 million, respectively, of gains were recognized in income. For the nine months ended September 30, 2002 and 2001, approximately $(3.9) million and $15.8 million, respectively, of gains (losses) were recognized in income. SOUTHERN is exposed to market price risk in the event of nonperformance by the parties to the derivative energy contracts. SOUTHERN's policy is to enter into agreements with counterparties that have investment grade credit ratings by Moody's and S&P; therefore SOUTHERN does not anticipate nonperformance by the counterparties. For additional information, reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Market Price Risk" of SOUTHERN in the Form 10-K, Note 1 to the financial statements of SOUTHERN in
Item 8 of the Form 10-K and Note (N) in the "Notes to the Condensed Financial Statements" herein.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Financing Activities

In January 2002, GULF issued $45 million of Series E 6.00% Senior Notes due January 30, 2012. The proceeds from the sale were used by GULF to finance certain construction costs incurred in connection with Plant Smith Unit 3 and for general corporate purposes.

     Also, in January 2002, Southern Company Capital Funding, Inc. issued $400 million of Series A 5.30% Senior Notes due February 1, 2007 and $25 million of Series B Floating Rate Senior Notes due February 1, 2004, which are guaranteed by SOUTHERN. The proceeds from these sales were loaned to SOUTHERN and applied by SOUTHERN to repay a portion of its outstanding short-term indebtedness. In connection with the $400 million issuance, SOUTHERN entered into an interest rate swap to exchange 5.30% fixed for a floating 6-month LIBOR less 0.103%. Reference is made to Note (N) in the "Notes to the Condensed Financial Statements" herein for additional information relating to derivative instruments.

     In March 2002, MISSISSIPPI issued $80 million of Series D Floating Rate Senior Notes due March 12, 2004. The proceeds of the sale were used to repay $80 million of Series C Floating Rate Senior Notes due March 28, 2002. Also in March 2002, Mississippi Power Capital Trust II, a statutory business trust, sold $35 million of its 7.20% Trust Originated Preferred Securities, which are guaranteed by MISSISSIPPI, for the purpose of redeeming in May 2002 $35 million of Mississippi Power Capital Trust I 7.75% Trust Originated Preferred Securities.

     In June 2002, ALABAMA issued $350 million of Series P Floating Rate Senior Notes due December 29, 2003. The proceeds from the sale were used to redeem, in July 2002, $345.5 million aggregate principal amount of its First Mortgage Bonds, 7.75% Series due February 1, 2023, 7.45% Series due July 1, 2023 and 7.30% Series due November 1, 2023. In connection with the issuance, ALABAMA entered into interest rate swap agreements to fix the floating rate at 3.015%. Reference is made to Note (N) in the "Notes to the Condensed Financial Statements" herein for additional information relating to derivative instruments.

     In June 2002, Georgia Power Capital Trust V, a statutory business trust, sold $440 million of its 7 1/8% Trust Preferred Securities, which are guaranteed by GEORGIA. The net proceeds from this issuance were used to redeem Georgia Power Capital Trust I and III preferred securities totaling $414 million and repay a portion of GEORGIA's outstanding short-term indebtedness.

     In June 2002, SOUTHERN POWER issued $575 million of 6.25% Senior Notes, Series A due July 15, 2012. The net proceeds were used to reduce outstanding indebtedness under a revolving credit agreement and to reduce loans from SOUTHERN. SOUTHERN POWER also settled several interest rate swap agreements entered into in anticipation of this issuance at a $16.9 million loss. This amount has been deferred in Other Comprehensive Income and will be amortized to Interest Expense over the life of the Senior Notes. Reference is made to Note
(N) in the "Notes to the Condensed Financial Statements" herein for additional information relating to derivative instruments.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Also in June 2002, SOUTHERN entered into interest rate swaps related to its anticipated issuances of fixed rate commercial paper. The swaps fixed the yield at an average 3.1975%. The swaps relate to $400 million notional commercial paper issuances through June 2003 and $200 million notional commercial paper issuances through June 2004. Reference is made to Note (N) in the "Notes to the Condensed Financial Statements" herein for additional information relating to derivative instruments.

     In July 2002, GEORGIA issued $300 million of Series J 4.875% Senior Notes due July 15, 2007. The net proceeds from this issuance were used to repay a portion of a $350 million bank loan.

     Also in July 2002, Southern Company Capital Trust VI, a statutory business trust, sold $200 million of its 7.125% Trust Preferred Securities, which are guaranteed by SOUTHERN. The net proceeds were used to redeem in August 2002 $200 million aggregate liquidation amount of Southern Company Capital Trust III 7.75% Cumulative Quarterly Income Preferred Securities.

     In September 2002, GULF sold through public authorities $13 million of solid waste disposal facilities revenue refunding bonds due September 1, 2028. The proceeds, together with other moneys of GULF, were used to redeem $13 million aggregate principal amount of solid waste disposal facilities revenue bonds, Series 1993.

     Also in September 2002, GULF sold through public authorities $42 million of pollution control revenue bonds due September 1, 2037. The proceeds, together with any investment proceeds and other moneys of GULF, were used to redeem $42 million aggregate principal amount of pollution control revenue bonds, First Series 1994 and Second Series 1994.

     Further, in September 2002, SAVANNAH entered into a three-year revolving credit agreement in the amount of $30 million. SAVANNAH immediately borrowed $25 million against this line, which will remain outstanding until the termination of the line on September 6, 2005. This long-term borrowing is priced at 6 months LIBOR + 37.5 basis points. The proceeds of the borrowing were used to pay off short-term indebtedness.

     In October 2002, Alabama Power Capital Trust IV, a statutory trust, issued $100 million in Flexible Trust Preferred Securities (Five Year Initial Fixed Rate of 4.75%) and Alabama Power Capital Trust V, a statutory trust, issued $200 million in Flexible Trust Preferred Securities (Seven Year Initial Fixed Rate of 5.50%). Both of these issuances of flexible trust preferred securities are guaranteed by ALABAMA. The net proceeds were used to redeem $297 million in aggregate outstanding liquidation amount of Alabama Power Capital Trust I 7.375% Trust Preferred Securities and Alabama Power Capital Trust II 7.60% Trust Preferred Securities and for general corporate purposes.

     Also, in October 2002, ALABAMA issued $225 million of Series Q 5.50% Senior Notes due October 15, 2017. The proceeds from the sale will be used to redeem, in November 2002, $217.9 million in aggregate principal amount of its Series D 6.50% Senior Insured Quarterly Notes due September 30, 2018 and for general corporate purposes.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Additionally, in October 2002, ALABAMA announced the planned redemptions of
(i) 500 shares of Auction Rate Preferred Stock (1988 Series) to be redeemed on November 13, 2002 at a price of $100,000 per unit, plus accrued and unpaid dividends to the redemption date; (ii) 200 shares of Auction Rate Preferred Stock (1993 Series) redeemed on November 6, 2002 at a price of $100,000 per share, plus accrued and unpaid dividends to the redemption date; and (iii) 1,000 shares of Capital Auction Preferred Securities of Alabama Power Capital Trust III to be redeemed on November 29, 2002 at the redemption price of $50,000 per preferred security, plus accrued and unpaid distributions to the date of redemption.

     Further, in October 2002, MISSISSIPPI sold through public authorities an aggregate principal amount of $42.625 million of Mississippi Business Finance Corporation Pollution Control Revenue Refunding Bonds, Series 2002. The proceeds of this sale will be used to redeem (i) $16.75 million aggregate principal amount of Harrison County, Mississippi Pollution Control Revenue Refunding Bonds, Series 1992; (ii) $18 million aggregate principal amount of Jackson County, Mississippi Pollution Control Revenue Refunding Bonds, Series 1993; and
(iii) $7.875 million aggregate principal amount of Mississippi Business Finance Corporation Water Pollution Control Revenue Refunding Bonds, Series 1993.

     In November 2002, Georgia Power Capital Trust VI, a statutory trust, sold $300 million of its Flexible Trust Preferred Securities, which are guaranteed by GEORGIA. The initial interest rate in effect through November 1, 2007 is 4.875%. The net proceeds from this issuance will be used to repay a portion of GEORGIA's short-term indebtedness and to redeem in December 2002 $175 million of 7.60% Trust Preferred Securities issued by Georgia Power Capital Trust II.

     On November 7, 2002, SAVANNAH issued $55 million of Series D 5.50% Senior Insured Quarterly Notes due November 15, 2017. The proceeds will be used to redeem in December 2002 $23.1 million outstanding aggregate principal amount of its First Mortgage Bonds, 7.40% Series due July 1, 2023 and $30 million outstanding aggregate principal amount of its Series A 6 5/8% Senior Retail Intermediate Bonds due March 17, 2015 and for general corporate purposes.

     The market price of SOUTHERN's common stock at September 30, 2002 was $28.78 per share and the book value was $12.24 per share, representing a market-to-book ratio of 235%, compared to $25.35, $11.43 and 222%, respectively, at the end of 2001. The dividend for the third quarter 2002 was $0.3425 per share.

Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Capital Requirements for Construction," "Other Capital Requirements" and "Environmental Matters" of SOUTHERN in the Form 10-K for a description of the SOUTHERN system's capital requirements for its construction program, sinking fund requirements, maturing debt and environmental compliance efforts. Approximately $992 million will be required by September 30, 2003 for redemptions and maturities of long-term debt. Also, SOUTHERN and its subsidiaries plan to continue, to the extent possible, a program to retire higher-cost debt and replace these securities with lower-cost capital.

Sources of Capital

In addition to the financing activities previously described, SOUTHERN may require additional equity capital over the next several years. The amounts and timing of additional equity capital to be raised will be contingent on SOUTHERN's investment opportunities. The operating companies and SOUTHERN POWER

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


plan to obtain the funds required for construction and other purposes from sources similar to those used in the past, which were primarily from internal sources and by the issuances of new debt and preferred equity securities, term loans and short-term borrowings. However, the amount, type and timing of any financings -- if needed -- will depend upon market conditions and regulatory approval. See Item 1 - BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, the SOUTHERN system had at September 30, 2002 approximately $293 million of cash and cash equivalents and approximately $4.7 billion of unused credit arrangements with banks, of which $228 million expire in 2002 and $3.5 billion expire in 2003 and $978 million expire in 2004 and beyond. Of the facilities maturing in 2002 and 2003, $2.8 billion contain provisions allowing two-year term loans executable at the expiration date. These unused credit arrangements also provide liquidity support to variable rate pollution control bonds and commercial paper programs. The operating companies may also meet short-term cash needs through a SOUTHERN subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of each of the operating companies. At September 30, 2002, the SOUTHERN system had extendible commercial notes outstanding of $70 million, short-term notes payable outstanding of $37 million and commercial paper outstanding of $1.1 billion. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.


PART I

Item 3.       Quantitative And Qualitative Disclosures About Market Risk.

Reference is made herein to MANAGEMENT'S DISCUSSION AND ANALYSIS - "Market Price Risk" for each registrant and Note 1 to the financial statements of each registrant in Item 8 of the Form 10-K. Reference is also made to Note (N) in the "Notes to the Condensed Financial Statements" herein for information relating to derivative instruments.

Item 4.       Controls and Procedures.

(a)      Evaluation of disclosure controls and procedures.

Within 90 days of the filing date of this quarterly report, SOUTHERN, the operating companies and SOUTHERN POWER conducted separate evaluations under the supervision and with the participation of each company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934). Based upon those evaluations, the Chief Executive Officer and the Chief Financial Officer, in each case, concluded that the disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to each company (including its consolidated subsidiaries) required to be included in periodic filings with the SEC.

(b)      Changes in internal controls.

None.

                               ALABAMA POWER COMPANY


                                         ALABAMA POWER COMPANY
                                CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                                  For the Three Months               For the Nine Months
                                                                   Ended September 30,               Ended September 30,
                                                                 ---------------------               --------------------
                                                                  2002           2001                2002            2001
                                                                  ----           ----                ----            ----
                                                                      (in thousands)                    (in thousands)

Operating Revenues:
Retail sales                                                       $ 924,944      $ 814,392       $ 2,293,015     $ 2,161,671
Sales for resale --
  Non-affiliates                                                     143,968        150,701           358,131         383,647
  Affiliates                                                          25,547         69,196           122,721         189,319
Other revenues                                                        24,677         26,428            71,861          79,949
                                                                   ---------      ---------        ----------      ----------
Total operating revenues                                           1,119,136      1,060,717         2,845,728       2,814,586
                                                                   ---------      ---------        ----------      ----------
Operating Expenses:
Operation --
  Fuel                                                               274,181        285,945           718,014         778,708
  Purchased power --
    Non-affiliates                                                    40,319         51,862            76,503         127,862
    Affiliates                                                        44,865         31,340           119,508         118,349
  Other                                                              148,679        123,202           410,251         378,204
Maintenance                                                           62,843         57,898           217,358         222,467
Depreciation and amortization                                        100,404         93,862           297,613         286,466
Taxes other than income taxes                                         55,184         54,789           166,787         166,470
                                                                   ---------      ---------        ----------      ----------
Total operating expenses                                             726,475        698,898         2,006,034       2,078,526
                                                                   ---------      ---------        ----------      ----------
Operating Income                                                     392,661        361,819           839,694         736,060
Other Income (Expense):
Interest income                                                        3,546          4,448             9,898          11,404
Equity in earnings of subsidiaries                                       958          1,002             2,773           3,001
Other, net                                                            (6,056)         1,881           (18,021)         (1,392)
                                                                   ---------      ---------        ----------      ----------
Earnings Before Interest and Income Taxes                            391,109        369,150           834,344         749,073
                                                                   ---------      ---------        ----------      ----------
Interest and Other:
Interest expense, net                                                 54,835         65,139           169,052         186,608
Distributions on preferred securities of subsidiary                    6,011          6,130            18,025          18,700
                                                                   ---------      ---------        ----------      ----------
Total interest and other, net                                         60,846         71,269           187,077         205,308
                                                                   ---------      ---------        ----------      ----------
Earnings Before Income Taxes                                         330,263        297,881           647,267         543,765
Income taxes                                                         125,908        114,562           247,332         207,477
                                                                   ---------      ---------        ----------      ----------
Net Income Before Cumulative Effect of
  Accounting Change                                                  204,355        183,319           399,935         336,288
Cumulative effect of accounting change --
   less income taxes of $215 thousand                                      -              -                 -             353
                                                                   ---------      ---------        ----------      ----------
Net Income                                                           204,355        183,319           399,935         336,641
Dividends on Preferred Stock                                           3,688          3,824            11,015          11,766
                                                                   ---------      ---------        ----------      ----------
Net Income After Dividends on Preferred Stock                      $ 200,667      $ 179,495        $  388,920      $  324,875
                                                                   =========      =========        ==========      ==========






    The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.


                                                ALABAMA POWER COMPANY
                                   CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                             For the Nine Months
                                                                                             Ended September 30,
                                                                                             --------------------
                                                                                              2002           2001
                                                                                              ----           ----
                                                                                                (in thousands)
Operating Activities:
Net income                                                                                   $  399,935    $  336,641
Adjustments to reconcile net income
 to net cash provided from operating activities --
      Depreciation and amortization                                                             349,342       325,019
      Deferred income taxes and investment tax credits, net                                      (1,809)       35,103
      Other, net                                                                                 (9,591)      (48,112)
      Changes in certain current assets and liabilities --
         Receivables, net                                                                      (100,580)      (42,028)
         Fossil fuel stock                                                                       21,668       (25,362)
         Materials and supplies                                                                   5,834        (2,402)
         Accounts payable                                                                       (69,742)     (157,010)
         Energy cost recovery, retail                                                            73,727       102,035
         Other                                                                                   75,255       149,563
                                                                                             ----------    ----------
Net cash provided from operating activities                                                     744,039       673,447
                                                                                             ----------    ----------
Investing Activities:
Gross property additions                                                                       (475,451)     (564,098)
Sales of property                                                                                     -       102,068
Other                                                                                            (4,448)       (9,470)
                                                                                             ----------    ----------
Net cash used for investing activities                                                         (479,899)     (471,500)
                                                                                             -----------   ----------
Financing Activities:
Increase (decrease) in notes payable, net                                                        56,975      (190,032)
Proceeds --
  Pollution control bonds                                                                             -        20,000
  Senior notes                                                                                  350,000       442,000
  Common stock                                                                                        -        15,642
  Capital contributions from parent company                                                       5,355        88,443
Redemptions --
  First mortgage bonds                                                                         (350,000)     (138,991)
  Senior notes                                                                                   (1,349)       (2,219)
  Other long-term debt                                                                             (659)         (636)
Payment of preferred stock dividends                                                            (10,820)      (11,241)
Payment of common stock dividends                                                              (323,250)     (296,400)
Other                                                                                            (4,980)       (9,557)
                                                                                             ----------    ----------
Net cash used for financing activities                                                         (278,728)      (82,991)
                                                                                             -----------   ----------
Net Increase (Decrease) in Cash and Cash Equivalents                                            (14,588)      118,956
Cash and Cash Equivalents at Beginning of Period                                                 35,756        14,247
                                                                                             ----------    ----------
Cash and Cash Equivalents at End of Period                                                     $ 21,168     $ 133,203
                                                                                             ==========    ==========
Supplemental Cash Flow Information:
Cash paid during the period for --
  Interest (net of amount capitalized)                                                         $136,089      $152,616
  Income taxes (net of refunds)                                                                $175,483       $73,874





The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.

                                                ALABAMA POWER COMPANY
                                        CONDENSED BALANCE SHEETS (UNAUDITED)


                                                                                       At September 30,         At December 31,
Assets                                                                                       2002                    2001
------                                                                                 ---------------          ---------------
                                                                                                    (in thousands)
Current Assets:
Cash and cash equivalents                                                             $    21,168             $    35,756
Receivables --
  Customer accounts receivable                                                             409,436                 281,985
  Under recovered retail fuel clause revenue                                                 9,770                  83,497
  Other accounts and notes receivable                                                       52,677                  49,940
  Affiliated companies                                                                      43,540                  72,639
  Accumulated provision for uncollectible accounts                                          (6,225)                 (5,237)
Fossil fuel stock, at average cost                                                          77,610                  99,278
Materials and supplies, at average cost                                                    185,490                 191,324
Other                                                                                      112,013                  74,640
                                                                                      ------------            ------------
Total current assets                                                                       905,479                 883,822
                                                                                      ------------            ------------
Property, Plant, and Equipment:
In service                                                                              13,447,685              13,159,560
Less accumulated provision for depreciation                                              5,496,393               5,309,557
                                                                                      ------------            ------------
                                                                                         7,951,292               7,850,003
Nuclear fuel, at amortized cost                                                             86,759                  88,777
Construction work in progress                                                              424,509                 357,906
                                                                                      ------------            ------------
Total property, plant, and equipment                                                     8,462,560               8,296,686
                                                                                      ------------            ------------
Other Property and Investments:
Equity investments in subsidiaries                                                          45,441                  44,483
Nuclear decommissioning trusts                                                             300,206                 317,508
Other                                                                                       17,572                  12,503
                                                                                      ------------            ------------
Total other property and investments                                                       363,219                 374,494
                                                                                      ------------            ------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                                                   328,141                 334,830
Prepaid pension costs                                                                      374,709                 329,259
Debt expense, being amortized                                                                7,249                   8,150
Premium on reacquired debt, being amortized                                                 87,961                  77,173
Department of Energy assessments                                                            21,015                  21,015
Other                                                                                      105,466                 108,031
                                                                                      ------------            ------------
Total deferred charges and other assets                                                    924,541                 878,458
                                                                                      ------------            ------------

Total Assets                                                                          $ 10,655,799            $ 10,433,460
                                                                                      ============            ============





  The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.


                                                ALABAMA POWER COMPANY
                                        CONDENSED BALANCE SHEETS (UNAUDITED)


                                                                                    At September 30,         At December 31,
Liabilities and Stockholder's Equity                                                      2002                    2001
------------------------------------                                              ------------------         ----------------
                                                                                                (in thousands)
Current Liabilities:
Securities due within one year                                                    $    487,933            $      5,382
Notes payable                                                                           66,971                   9,996
Accounts payable --
  Affiliated                                                                            96,301                  98,268
  Other                                                                                 84,589                 151,705
Customer deposits                                                                       43,562                  42,124
Taxes accrued --
  Income taxes                                                                         180,148                 113,003
  Other                                                                                 75,969                  19,023
Interest accrued                                                                        35,218                  35,522
Vacation pay accrued                                                                    32,324                  32,324
Other                                                                                   78,518                  93,589
                                                                                  ------------            ------------
Total current liabilities                                                            1,181,533                 600,936
                                                                                  ------------            ------------
Long-term debt                                                                       3,333,993               3,742,346
                                                                                 -------------            ------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                                    1,397,556               1,387,661
Deferred credits related to income taxes                                               189,952                 202,881
Accumulated deferred investment tax credits                                            230,010                 238,225
Employee benefits provisions                                                           130,350                 115,078
Prepaid capacity revenues                                                               35,698                  40,730
Other                                                                                  183,568                 130,214
                                                                                  ------------            ------------
Total deferred credits and other liabilities                                         2,167,134               2,114,789
                                                                                  ------------            ------------
Company obligated mandatorily redeemable preferred
  securities of subsidiary trusts holding company junior
  subordinated notes                                                                   347,000                 347,000
                                                                                  ------------            ------------
Cumulative preferred stock                                                             247,512                 317,512
                                                                                  ------------            ------------

Common stockholder's equity:
Common stock, par value $40 per share --
  Authorized - 6,000,000 shares
  Outstanding - 6,000,000 shares
Par value                                                                              240,000                 240,000
Paid-in capital                                                                      1,856,032               1,850,676
Premium on preferred stock                                                                  99                      99
Retained earnings                                                                    1,285,684               1,220,102
Accumulated other comprehensive income                                                  (3,188)                      -
                                                                                  ------------            ------------
Total common stockholder's equity                                                    3,378,627               3,310,877
                                                                                  ------------            ------------

Total Liabilities and Stockholder's Equity                                        $ 10,655,799            $ 10,433,460
                                                                                  ============            ============





  The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.



                                                               ALABAMA POWER COMPANY
                                                 CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)






                                                                             For the Three Months         For the Nine Months
                                                                            Ended September 30,          Ended September 30,
                                                                         ------------------------        ---------------------
                                                                           2002              2001        2002             2001
                                                                         ---------      ---------        -------        -------
                                                                                (in thousands)                 (in thousands)

Net Income After Dividends on Preferred Stock                         $   200,667   $   179,495        $  388,920    $  324,875
Other comprehensive income:
  Changes in fair value of qualifying hedges, net of tax
    of $(1,626), $0, $(1,938), $0, respectively                           (2,674)             -            (3,188)            -
                                                                      ----------    -----------       -----------    ----------
COMPREHENSIVE INCOME                                                  $  197,993    $   179,495        $  385,732    $  324,875
                                                                      ==========    ============       ==========    ==========


___________________________________________________________________________________________________________________________________

                                                               ALABAMA POWER COMPANY
                                        CONDENSED STATEMENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME (UNAUDITED)


                                                                                                At                    At
                                                                                           September 30,        December 31,
                                                                                              2002                  2001
                                                                                          --------------        ------------
                                                                                                     (in thousands)

Balance at beginning of period                                                           $         -            $        -
Change in current period                                                                      (3,188)                    -
                                                                                         -----------           -----------
BALANCE AT END OF PERIOD                                                                 $    (3,188)           $        -
                                                                                         ===========            ==========





__________________________________________________________________________________________________________________________________













          The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.

                                                       30

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    THIRD QUARTER 2002 vs. THIRD QUARTER 2001
                                       AND
                     YEAR-TO-DATE 2002 vs. YEAR-TO-DATE 2001


RESULTS OF OPERATIONS

Earnings

ALABAMA's net income after dividends on preferred stock for the third quarter 2002 and year-to-date 2002 was $200.7 million and $388.9 million, respectively, compared to $179.5 million and $324.9 million for the corresponding periods of 2001. The increase in earnings for both periods is primarily attributed to increased territorial sales and retail rates when compared to the corresponding periods in the prior year. More favorable weather conditions in the third quarter of 2002 and year-to-date 2002 as compared to the unusually mild weather experienced in the comparable periods in 2001 contributed to these increases in territorial sales. The increases in revenues were offset by increased non-fuel operating expenses in the third quarter of 2002 when compared to the third quarter of 2001.

     Significant income statement items appropriate for discussion include the following:

                                                             Increase (Decrease)
                                      ------------------------------------------------------------------
                                                Third Quarter                     Year-To-Date
                                      ---------------------------------- -------------------------------
                                         (in thousands)          %       (in thousands)          %
Retail sales                              $ 110,552            13.6         $ 131,344           6.1
Sales for resale - non-affiliates            (6,733)           (4.5)          (25,516)         (6.7)
Sales for resale - affiliates               (43,649)          (63.1)          (66,598)        (35.2)
Other revenues                               (1,751)           (6.6)           (8,088)        (10.1)
Fuel expense                                (11,764)           (4.1)          (60,694)         (7.8)
Purchased power - non-affiliates            (11,543)          (22.3)          (51,359)        (40.2)
Purchased power - affiliates                 13,525            43.2             1,159           1.0
Other operation expense                      25,477            20.7            32,047           8.5
Maintenance expense                           4,945             8.5            (5,109)         (2.3)
Depreciation and amortization                 6,542             7.0            11,147           3.9
Other, net                                   (7,937)            N/M           (16,629)          N/M
Interest expense, net                       (10,304)          (15.8)          (17,556)         (9.4)
                                      --------------------- ------------ ------------------ ------------


N/M - Not meaningful

         Retail sales. Excluding energy cost recovery revenues, which generally do not affect net income, retail sales revenue was higher by $69.1 million, or 11%, for the third quarter 2002 and $144.9 million, or 9.1%, year-to-date 2002 when compared to the corresponding periods in 2001. Energy sales to residential and commercial customers increased by 9.8% and 6.1% and by 6.6% and 3.9%, respectively, for the third quarter 2002 and year-to-date 2002 as compared to the corresponding periods of 2001 primarily due to more favorable weather conditions in 2002. Although retail energy sales to industrial customers increased slightly in 2002 when compared to the previous reporting periods, overall sales to industrial customers remain depressed due to the continuing effect of sluggish economic conditions within Alabama.

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Sales for resale - non-affiliates. For both reporting periods above, the demand for energy by non-affiliates was lower when compared to the same periods in 2001. These transactions did not have a significant impact on earnings since the energy is usually sold at variable cost.

     Sales for resale - affiliates and Purchased power - affiliates. Revenues from sales for resale to affiliated companies within the SOUTHERN system, as well as purchases of energy, will vary depending on demand and the availability and cost of generating resources at each company. These transactions did not have a significant impact on earnings.

     Other revenues. In the third quarter 2002 and year-to-date 2002, other revenues decreased because revenues from gas-fueled cogeneration steam facilities were lower when compared to the corresponding periods in 2001 primarily due to lower demand. Since cogeneration steam revenues are generally offset by fuel expenses, these revenues did not have a significant impact on earnings.

     Fuel expense. The decrease in fuel expense during the third quarter of 2002 when compared to the same period in 2001 was primarily attributed to a lower price for fossil fuels. The year-to-date 2002 decrease in fuel expense from 2001 is due to lower natural gas prices during part of 2002 and lower fossil fuel prices in 2002. Since energy expenses are generally offset by energy revenues, these expenses did not have a significant impact on earnings.

     Purchased power - non-affiliates. In the third quarter 2002 and year-to-date 2002, purchased power from non-affiliates when compared to the corresponding periods in 2001 decreased due to lower costs associated with these energy purchases and the utilization of electricity within the SOUTHERN system when compared to the corresponding periods in 2001. Throughout the SOUTHERN system, an additional 2,279 megawatts of generation has been placed into commercial operation during 2002. These expenses do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through ALABAMA's energy cost recovery clause.

     Other operation expense. The third quarter 2002 expense increased over the same period for 2001 primarily due to a lower accrual in 2001 related to incentive pay and to reduced administrative and general expense associated with an environmental insurance refund in 2001. In addition to the items above, the year-to-date 2002 expense increased over the year-to-date 2001 expense due to increased miscellaneous steam expense and increased property insurance expense in 2002.

     Maintenance expense. Maintenance expense increased during the third quarter 2002 when compared to the same period in 2001 due largely to higher costs in 2002 related to distribution line maintenance and a nuclear expense reduction in 2001. The year-to-date 2002 decrease in this expense is primarily due to a reduction in maintenance on transmission and distribution lines.

     Depreciation and amortization. During the third quarter 2002 and year-to-date 2002, depreciation and amortization was higher as a result of increased utility plant when compared to the corresponding periods in 2001.

     Other, net. The decrease in the third quarter 2002 and year-to-date 2002 is attributed primarily to mark to market adjustments for derivative energy contracts and an increase in non-utility expenses when compared to the corresponding periods in the prior year. See "Exposure to Market Risks" herein for additional information related to derivative energy contracts.

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Interest expense, net. The third quarter 2002 and year-to-date 2002 decreases in these expenses when compared to the corresponding periods in 2001 are mainly due to lower interest rates on outstanding long-term debt and notes payable.

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

     ALABAMA's business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury and citizen enforcement of environmental requirements, has increased generally throughout the United States; in particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. Although the ultimate outcome of such litigation currently filed against ALABAMA cannot be predicted at this time, management does not anticipate that the liabilities, if any, arising from such proceedings would have a material adverse effect on ALABAMA's financial position, results of operations or cash flows.

     Compliance costs related to the Clean Air Act could affect earnings if such costs cannot be recovered. For additional information about the Clean Air Act and other environmental issues, including the EPA litigation, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" and Note 3 to the financial statements of ALABAMA in the Form 10-K. On November 4, 2002, the U.S. District Court in Alabama extended the stay of the EPA litigation proceeding in Alabama until the earlier of February 4, 2003 or a ruling by the U.S. Court of Appeals for the Eleventh Circuit in the related litigation involving TVA.

     On April 25, 2002, the Stakeholder Advisory Committee met and selected the candidates that will be considered for the SeTrans ISA. On June 27, 2002, SOUTHERN and other SeTrans sponsors submitted a Petition for Declaratory Order seeking the FERC's approval of the SeTrans governance structure and the selection process for the ISA, as well as guidance on various issues. The FERC granted the petition on October 10, 2002, approving the governance structure and the selection process for the ISA. The FERC also provided guidance on other issues identified in the petition. On November 1, 2002, the SeTrans sponsors announced that they had selected the team of ESB International, Ltd. ("ESBI") and Accenture LLP as the preferred candidate for the ISA. Should negotiations with this candidate successfully conclude with final agreement among the parties, the sponsors intend to seek any regulatory or other approvals necessary for formation of the SeTrans RTO and the approval of ESBI/Accenture to serve in the capacity of SeTrans ISA. Reference is made to Item 1 - BUSINESS - "Certain Factors Affecting the Industry" and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Industry Restructuring" of ALABAMA in the Form 10-K for additional information.

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     On July 31, 2002, the FERC issued a notice of proposed rulemaking entitled "Remedying Undue Discrimination Through Open Access Transmission Service and Standard Electricity Market Design." The FERC has indicated that the proposal, if adopted, would (among other things): (i) require transmission assets of jurisdictional utilities to be operated by an independent entity; (ii) establish a standard market design; (iii) establish a single type of transmission service that applies to all customers; (iv) assert jurisdiction over the transmission component of bundled retail service; (v) establish a generation reserve margin;
(vi) establish bid caps for day-ahead and spot energy markets; and (vii) revise the FERC policy on the pricing of transmission expansions. The FERC has revised the comment schedule such that comments on certain issues are due on November 15, 2002 and comments on other issues are due on January 10, 2003. Reply comments are due on February 17, 2003. Any impact of this proposal on SOUTHERN and its subsidiaries will depend on the form in which final rules may be ultimately adopted.

     Reference is made to Notes (C) through (E), (G), (N) and (Q) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential. Reference is also made to Part II - Item 1 - "Legal Proceedings" herein.

Accounting Policies

Critical Policy

ALABAMA's significant accounting policies are described in Note 1 to the financial statements of ALABAMA in Item 8 of the Form 10-K. ALABAMA's only critical accounting policy involves rate regulation. ALABAMA is subject to the provisions of FASB Statement No. 71, "Accounting for the Effects of Certain Types of Regulation." In the event that a portion of ALABAMA's operations is no longer subject to these provisions, ALABAMA would be required to write off related regulatory assets and liabilities that are not specifically recoverable and determine if any other assets, including plant, have been impaired.

New Accounting Standards

In June 2001, the FASB issued Statement No. 143, "Asset Retirement Obligations," which establishes new accounting and reporting standards for legal obligations associated with retiring assets, including decommissioning nuclear plants. The liability for an asset's future retirement must be recorded in the period in which the liability is incurred. The cost must be capitalized as part of the related long-lived asset and depreciated over the asset's useful life. Changes in the liability resulting from the passage of time will be recognized as operating expenses. Statement No. 143 must be adopted by January 1, 2003. ALABAMA is currently assessing the impact of adopting Statement No. 143 on its financial statements. Reference is made to Note 1 to the financial statements of ALABAMA under "Depreciation and Nuclear Decommissioning" in Item 8 of the Form 10-K.

     In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Statement No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. Disposal activities which are addressed in Statement No. 146 include the termination benefits provided to current employees that are involuntarily terminated, costs to terminate a contract that is not a capital lease and costs to consolidate facilities or relocate employees. Statement No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. ALABAMA does not expect that adoption of Statement No. 146 will have a material impact on its financial statements.

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Reference is made to Note 1 to the financial statements of ALABAMA in Item 8 of the Form 10-K regarding ALABAMA's adoption of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. Recent accounting changes have been issued by the Emerging Issues Task Force ("EITF") of the FASB. These changes will require certain energy trading contracts that are currently marked to market to be accounted for under the accrual basis. These changes will also require certain trading activities to be recorded on a net basis for income statement presentation. The new rules will be effective January 1, 2003. ALABAMA is in the process of determining the impact of this recently issued guidance. However, in many cases, ALABAMA's current transactions meet the normal purchases and sale exception under FASB Statement No. 133 and are already accounted for under the accrual basis.


FINANCIAL CONDITION

Overview

Major changes in ALABAMA's financial condition during the first nine months of 2002 included the addition of approximately $475 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operating activities. See ALABAMA's Condensed Statements of Cash Flows for further details.

Credit Rating Risk

ALABAMA does not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.

Exposure to Market Risks

ALABAMA's market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2001 reporting period. In addition, ALABAMA is not aware of any facts or circumstances that would significantly affect such exposures in the near term.

     Due to cost-based rate regulations, ALABAMA has limited exposure to market volatility in interest rates, commodity fuel prices and prices of electricity. To mitigate residual risks relative to movements in electricity prices, ALABAMA enters into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market and, to a lesser extent, similar contracts for gas purchases. ALABAMA has also implemented a retail fuel hedging program at the instruction of its PSC. The fair value of derivative energy contracts at September 30, 2002 is as follows:

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


                                                  Third Quarter
                                                      2002               Year-to-Date
                                                     Changes                Changes
      --------------------------------------- -----------------------------------------
                                                                 Fair Value
      --------------------------------------- -----------------------------------------
                                                               (in thousands)
     Contracts beginning of period                   $18,555             $      214
     Contracts realized or settled                    (4,182)               (11,251)
     New contracts at inception                            -                     -
     Changes in valuation techniques                       -                     -
     Current period changes                            5,622                31,032
     --------------------------------------- ------------------------- ---------------
     Contracts at September 30, 2002                 $19,995               $19,995
     ======================================= ========================= ===============

                                                  Source of September 30, 2002
                                                           Valuation Prices
      --------------------------------------- ------------ ----------------------------
                                                                  Maturity
                                                  Total    ----------------------------
                                                Fair Value   Year 1       1-3 Years
     --------------------------------------- -----------------------------------------
                                                                  (in thousands)
     Actively quoted                           $19,995       $18,661       $1,334
     External sources                                -             -            -
     Models and other methods                        -             -            -
     --------------------------------------- ------------ ----------------------------
     Contracts at September 30, 2002           $19,995       $18,661       $1,334
     ======================================= ============ ============================

     Unrealized gains and losses from mark to market adjustments on contracts related to the retail fuel hedging programs are recorded as regulatory assets and liabilities. At September 30, 2002, ALABAMA had approximately $20.0 million in regulatory liabilities related to unrealized gains on mark to market derivative contracts associated with its fuel hedging programs. Realized gains and losses from these programs are included in fuel expense and are recovered through ALABAMA's fuel cost recovery clause. Gains and losses on contracts that do not represent hedges are recognized in the Statements of Income as incurred. For the quarters ended September 30, 2002 and 2001, approximately $0.3 million and $6.0 million, respectively, of gains were recognized in income. For the nine months ended September 30, 2002 and 2001, approximately $(2.0) million and $3.3 million, respectively, of gains (losses) were recognized in income.

     For additional information, reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Exposure to Market Risk" of ALABAMA in the Form 10-K and Note 1 to the financial statements of ALABAMA in Item 8 of the Form 10-K and to Note (N) in the "Notes to the Condensed Financial Statements" herein.

Financing Activities

In June 2002, ALABAMA issued $350 million of Series P Floating Rate Senior Notes due December 29, 2003. The proceeds from the sale were used to redeem, in July 2002, $345.5 million aggregate principal amount of its First Mortgage Bonds, 7.75% Series due February 1, 2023, 7.45% Series due July 1, 2023 and 7.30% Series due November 1, 2023. At the time of the issuance of these Senior Notes, ALABAMA entered into interest rate swap agreements to fix the floating rate at 3.015%. Reference is made to Note (N) in the "Notes to the Condensed Financial Statements" herein for additional information relating to derivative instruments.

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     In October 2002, Alabama Power Capital Trust IV, a statutory trust, issued $100 million in Flexible Trust Preferred Securities (Five Year Initial Fixed Rate of 4.75%) and Alabama Power Capital Trust V, a statutory trust, issued $200 million in Flexible Trust Preferred Securities (Seven Year Initial Fixed Rate of 5.50%). Both of these issuances of flexible trust preferred securities are guaranteed by ALABAMA. The net proceeds were used to redeem $297 million in aggregate outstanding liquidation amount of Alabama Power Capital Trust I 7.375% Trust Preferred Securities and Alabama Power Capital Trust II 7.60% Trust Preferred Securities and for general corporate purposes.

     Also, in October 2002, ALABAMA issued $225 million of Series Q 5.50% Senior Notes due October 15, 2017. The proceeds from the sale will be used to redeem, in November 2002, $217.9 million in aggregate principal amount of its Series D 6.50% Senior Insured Quarterly Notes due September 30, 2018 and for general corporate purposes.

     Additionally, in October 2002, ALABAMA announced the planned redemptions of
(i) 500 shares of Auction Rate Preferred Stock (1988 Series) to be redeemed on November 13, 2002 at a price of $100,000 per unit, plus accrued and unpaid dividends to the redemption date; (ii) 200 shares of Auction Rate Preferred Stock (1993 Series) redeemed on November 6, 2002 at a price of $100,000 per share, plus accrued and unpaid dividends to the redemption date; and (iii) 1,000 shares of Capital Auction Preferred Securities of Alabama Power Capital Trust III to be redeemed on November 29, 2002 at the redemption price of $50,000 per preferred security, plus accrued and unpaid distributions to the date of redemption.

     ALABAMA plans to continue, when economically feasible, a program to retire higher-cost debt and replace these obligations with lower-cost capital if market conditions permit.

Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS of ALABAMA under "Capital Requirements," "Other Capital Requirements" and "Environmental Matters" in the Form 10-K for a description of ALABAMA's capital requirements for its construction program, maturing debt and environmental compliance efforts.

Sources  of Capital

In addition to the financing activities previously described herein, ALABAMA plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings -- if needed -- will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1 - BUSINESS - "Financing Programs" in the Form 10-K for additional information.

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     To meet short-term cash needs and contingencies, ALABAMA had at September 30, 2002 approximately $21.2 million of cash and cash equivalents, unused committed lines of credit of approximately $964 million (including $454 million of such lines which are dedicated to funding purchase obligations relating to variable rate pollution control bonds) and an extendible commercial note program. Of these lines of credit, unless extended, $31 million expire at various times during 2002, $543 million expire in 2003 and $390 million expire in 2004. ALABAMA may also meet short-term cash needs through a SOUTHERN subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of ALABAMA and other SOUTHERN subsidiaries. ALABAMA has regulatory authority for up to $1.0 billion of short-term borrowings. At September 30, 2002, ALABAMA had outstanding $39.9 million of commercial paper and $27 million in notes payable to banks. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                              GEORGIA POWER COMPANY

                                                          GEORGIA POWER COMPANY
                                               CONDENSED STATEMENTS OF INCOME (UNAUDITED)





                                                                  For the Three Months                 For the Nine Months
                                                                  Ended September 30,                  Ended September 30,
                                                                  2002            2001                 2002           2001
                                                                  -----           ----                 ----           ----
                                                                      (in thousands)                       (in thousands)


Operating Revenues:
Retail sales                                                     $ 1,373,842     $ 1,399,929          $ 3,340,826     $ 3,442,807
Sales for resale --
  Non-affiliates                                                      72,106         121,370              194,478         301,721
  Affiliates                                                          26,350          15,712               68,139          86,770
Other revenues                                                        44,233          41,957              124,336         114,982
                                                                 -----------     -----------          -----------     -----------
Total operating revenues                                           1,516,531       1,578,968            3,727,779       3,946,280
                                                                 -----------     -----------          -----------     -----------
Operating Expenses:
Operation --
  Fuel                                                               291,716         268,177              774,885         749,307
  Purchased power --
    Non-affiliates                                                   114,355         227,841              217,425         400,937
    Affiliates                                                       140,372          83,642              297,868         236,222
  Other                                                              220,902         194,301              599,416         566,403
Maintenance                                                           95,763          94,375              308,078         305,981
Depreciation and amortization                                        101,896         140,113              298,899         444,041
Taxes other than income taxes                                         53,374          55,909              152,806         157,757
                                                                 -----------     -----------          -----------     -----------
Total operating expenses                                           1,018,378       1,064,358            2,649,377       2,860,648
                                                                 -----------     -----------          -----------     -----------
Operating Income                                                     498,153         514,610            1,078,402       1,085,632
Other Income (Expense):
Interest income                                                        1,758           1,511                2,637           3,319
Equity in earnings of subsidiaries                                     1,032           1,038                2,920           2,994
Other, net                                                           (12,115)         12,903               (8,724)         12,747
                                                                 -----------     -----------          -----------     -----------
Earnings Before Interest and Income Taxes                            488,828         530,062            1,075,235       1,104,692
                                                                 -----------     -----------          -----------     -----------
Interest Charges and Other:
Interest expense, net                                                 42,722          40,601              124,770         141,790
Distributions on preferred securities of subsidiaries                 16,282          14,776               46,705          44,328
                                                                 -----------     -----------          -----------     -----------
Total interest charges and other, net                                 59,004          55,377              171,475         186,118
                                                                 -----------     -----------          -----------     -----------
Earnings Before Income Taxes                                         429,824         474,685              903,760         918,574
Income taxes                                                         158,090         176,177              334,148         349,208
                                                                 -----------     -----------          -----------     -----------
Net Income Before Cumulative Effect of
Accounting Change                                                    271,734         298,508              569,612         569,366
Cumulative effect of accounting change --
  less income taxes of $162 thousand                                       -               -                    -             257
                                                                 -----------     -----------          -----------     -----------
Net Income                                                           271,734         298,508              569,612         569,623
Dividends on Preferred Stock                                             168             168                  503             503
                                                                 -----------     -----------          -----------     -----------
Net Income After Dividends on Preferred Stock                    $   271,566     $   298,340          $   569,109     $   569,120
                                                                 ===========     ===========          ===========     ===========



          The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.

                                                   GEORGIA POWER COMPANY
                                        CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                   For the Nine Months
                                                                                                   Ended September 30,
                                                                                                   2002           2001
                                                                                                   ----           ----
                                                                                                      (in thousands)
Operating Activities:
Net income                                                                                        $  569,612       $ 569,623
Adjustments to reconcile net income
 to net cash provided from operating activities --
       Depreciation and amortization                                                                 293,882         490,676
       Deferred income taxes and investment tax credits, net                                          26,956         (21,373)
       Other, net                                                                                    (27,385)        (38,859)
       Changes in certain current assets and liabilities --
          Receivables, net                                                                           (42,348)        (35,452)
          Fossil fuel stock                                                                           56,913         (55,027)
          Materials and supplies                                                                       9,135         (12,577)
          Accounts payable                                                                            19,986         (82,848)
          Energy cost recovery, retail                                                                28,802         (62,570)
          Other                                                                                      170,230         235,334
                                                                                                  ----------       ---------
Net cash provided from operating activities                                                        1,105,783         986,927
                                                                                                  ----------       ---------
Investing Activities:
Gross property additions                                                                            (620,301)     (1,073,616)
Sales of property                                                                                    387,212         264,094
Other                                                                                                (62,929)        (33,135)
                                                                                                  ----------       ---------
Net cash used for investing activities                                                              (296,018)       (842,657)
                                                                                                  -----------      ---------
Financing Activities:
Decrease in notes payable, net                                                                      (185,994)       (132,282)
Proceeds --
   Pollution control bonds                                                                                 -         167,985
   Senior notes                                                                                      300,000         600,000
   Preferred securities                                                                              440,000               -
   Capital contributions from parent company                                                           7,197         203,206
Retirements --
   First mortgage bonds                                                                               (1,860)       (390,140)
   Pollution control bonds                                                                            (7,800)       (153,910)
   Senior notes                                                                                     (300,000)              -
   Preferred securities                                                                             (414,250)              -
Capital distributions to parent company                                                             (200,000)              -
Payment of preferred stock dividends                                                                    (507)           (429)
Payment of common stock dividends                                                                   (407,175)       (396,300)
Other                                                                                                (17,261)        (30,359)
                                                                                                  ----------       ---------
Net cash used for financing activities                                                              (787,650)       (132,229)
                                                                                                  ----------       ---------
Net Increase in Cash and Cash Equivalents                                                             22,115          12,041
Cash and Cash Equivalents at Beginning of Period                                                      23,260          29,370
                                                                                                  ----------       ---------
Cash and Cash Equivalents at End of Period                                                        $   45,375       $  41,411
                                                                                                  ==========       =========
Supplemental Cash Flow Information:
Cash paid during the period for --
   Interest (net of amount capitalized)                                                             $156,478        $153,972
   Income taxes (net of refunds)                                                                    $175,692        $142,363


          The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.


                                         GEORGIA POWER COMPANY
                                CONDENSED BALANCE SHEETS (UNAUDITED)


                                                                 At September 30,         At December 31,
Assets                                                                 2002                    2001
------                                                           ----------------         ---------------
                                                                               (in thousands)
Current Assets:
Cash and cash equivalents                                      $       45,375             $     23,260
Receivables --
  Customer accounts receivable                                        506,488                  376,322
  Under recovered retail fuel clause revenue                          132,661                  161,462
  Other accounts and notes receivable                                  84,470                  129,073
  Affiliated companies                                                 13,601                   69,355
  Accumulated provision for uncollectible accounts                     (8,384)                  (8,895)
Fossil fuel stock, at average cost                                    145,845                  202,759
Materials and supplies, at average cost                               270,103                  279,237
Other                                                                  82,748                  125,246
                                                               --------------             ------------
Total current assets                                                1,272,907                1,357,819
                                                               --------------             ------------
Property, Plant, and Equipment:
In service                                                         17,221,329               16,886,399
Less accumulated provision for depreciation                         7,392,225                7,243,209
                                                               ---------------            ------------
                                                                    9,829,104                9,643,190
Nuclear fuel, at amortized cost                                       108,373                  112,771
Construction work in progress                                         612,287                  883,285
                                                               --------------             ------------
Total property, plant, and equipment                               10,549,764               10,639,246
                                                               --------------             ------------
Other Property and Investments:
Equity investments in subsidiaries                                     36,049                   35,209
Nuclear decommissioning trusts                                        333,480                  364,180
Other                                                                  29,619                   29,618
                                                               --------------             ------------
Total other property and investments                                  399,148                  429,007
                                                               --------------             ------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                              529,100                  543,584
Prepaid pension costs                                                 324,930                  273,405
Debt expense, being amortized                                          60,500                   58,165
Premium on reacquired debt, being amortized                           176,819                  173,724
Other                                                                 149,330                  136,137
                                                               --------------             ------------
Total deferred charges and other assets                             1,240,679                1,185,015
                                                               --------------             ------------
Total Assets                                                   $   13,462,498             $ 13,611,087
                                                               ==============             ============





     The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.


                                                GEORGIA POWER COMPANY
                                        CONDENSED BALANCE SHEETS (UNAUDITED)


                                                                  At September 30,           At December 31,
Liabilities and Stockholder's Equity                                    2002                      2001
------------------------------------                             ------------------          ---------------
                                                                              (in thousands)
Current Liabilities:
Securities due within one year                                      $    352,084             $    311,620
Notes payable                                                            561,543                  747,537
Accounts payable --
  Affiliated                                                             141,362                  109,591
  Other                                                                  344,442                  409,253
Customer deposits                                                         91,538                   83,172
Taxes accrued --
  Income taxes                                                           166,747                   35,247
  Other                                                                  140,805                  125,807
Interest accrued                                                          51,444                   46,942
Vacation pay accrued                                                      41,391                   41,830
Other                                                                    119,688                  120,980
                                                                    ------------             ------------
Total current liabilities                                              2,011,044                2,031,979
                                                                    ------------             ------------
Long-term debt                                                         2,910,146                2,961,726
                                                                    ------------             ------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                      2,162,952                2,163,959
Deferred credits related to income taxes                                 216,924                  229,216
Accumulated deferred investment tax credits                              328,116                  337,482
Employee benefits provisions                                             248,807                  244,648
Other                                                                    388,171                  440,773
                                                                    ------------             ------------
Total deferred credits and other liabilities                           3,344,970                3,416,078
                                                                    ------------             ------------
Company obligated mandatorily redeemable preferred
securities of subsidiary trusts holding company junior
subordinated notes                                                       815,000                  789,250
                                                                    ------------             ------------
Preferred stock                                                           14,569                   14,569
                                                                    ------------             ------------
Common Stockholder's Equity:
Common stock, without par value--
  Authorized  - 15,000,000 shares
  Outstanding  -  7,761,500 shares                                       344,250                  344,250
Paid-in capital                                                        1,989,754                2,182,557
Premium on preferred stock                                                    40                       40
Retained earnings                                                      2,032,725                1,870,791
Accumulated other comprehensive income                                         -                     (153)
                                                                    ------------             ------------
Total common stockholder's equity                                      4,366,769                4,397,485
                                                                    ------------             ------------
Total Liabilities and Stockholder's Equity                          $ 13,462,498             $ 13,611,087
                                                                    ============             ============






          The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.



                                                         GEORGIA POWER COMPANY
                                CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                                            For the Three Months          For the Nine Months
                                                                             Ended September 30,          Ended September 30,
                                                                            --------------------          -------------------
                                                                            2002              2001        2002            2001
                                                                            ----              ----        ----            ----
                                                                              (in thousands)                  (in thousands)

Net Income After Dividends on Preferred Stock                           $ 271,566          $ 298,340     $ 569,109      $ 569,120
Other comprehensive income:
  Cumulative effect of accounting change for qualifying hedges,
    net of taxes of $0, $0, $0, $180, respectively                              -                  -             -            286
  Changes in fair value of qualifying hedges, net of tax
    of $(23), $(626), $97, $(687), respectively                               (37)            (1,022)          153           (995)
                                                                        ---------          ---------     ---------       --------
COMPREHENSIVE INCOME                                                    $ 271,529          $ 297,318     $ 569,262      $ 568,411
                                                                        =========          =========     =========      =========



___________________________________________________________________________________________________________________________________




                                                       GEORGIA POWER COMPANY
                                CONDENSED STATEMENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME (UNAUDITED)


                                                                                                  At                 At
                                                                                            September 30,       December 31,
                                                                                                  2002              2001
                                                                                            --------------      ------------
                                                                                                       (in thousands)


Balance at beginning of period                                                                $      (153)       $       -
Change in current period                                                                              153             (153)
                                                                                              -----------        ---------
BALANCE AT END OF PERIOD                                                                      $         -        $    (153)
                                                                                              ===========        =========



___________________________________________________________________________________________________________________________________







 The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.


                              GEORGIA POWER COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    THIRD QUARTER 2002 vs. THIRD QUARTER 2001
                                       AND
                     YEAR-TO-DATE 2002 vs. YEAR-TO-DATE 2001

RESULTS OF OPERATIONS

Earnings

GEORGIA's net income after dividends on preferred stock for the third quarter 2002 and year-to-date 2002 was $271.6 million and $569.1 million, respectively, compared to $298.3 million and $569.1 million for the corresponding periods in 2001. During the third quarter 2002, earnings decreased due to higher operating expenses partially offset by increased retail sales. Earnings year-to-date 2002 remained flat.


Significant income statement items appropriate for discussion include the following:

                                                            Increase (Decrease)
                                     ------------------------------------------------------------------
                                                Third Quarter                     Year-To-Date
                                     --------------------- --------------- ----------------- ----------
                                        (in thousands)         %           (in thousands)        %
Retail sales                           $   (26,087)           (1.9)          $ (101,981)        (3.0)
Sales for resale - non-affiliates          (49,264)          (40.6)            (107,243)       (35.5)
Sales for resale - affiliates               10,638            67.7              (18,631)       (21.5)
Other revenues                               2,276             5.4                9,354          8.1
Fuel expense                                23,539             8.8               25,578          3.4
Purchased power - non-affiliates          (113,486)          (49.8)            (183,512)       (45.8)
Purchased power - affiliates                56,730            67.8               61,646         26.1
Other operation expense                     26,601            13.7               33,013          5.8
Depreciation and amortization              (38,217)          (27.3)            (145,142)       (32.7)
Other, net                                 (25,018)         (193.9)             (21,471)      (168.4)
Interest expense, net                        2,121             5.2              (17,020)       (12.0)

     Retail sales. Excluding fuel revenues, which generally do not affect net income, retail sales revenue increased in the third quarter 2002 by $25.4 million, or 2.6%, and decreased year-to-date 2002 by $34.4 million, or 1.4%, when compared to the corresponding periods in 2001. The third quarter increase reflects a 9.7% increase in residential sales due primarily to warmer weather, partially offset by decreased rates resulting from the 2001 retail rate order. The year-to-date decrease reflects the rate decrease and generally lower prices to large business customers, partially offset by a 7.5% increase in residential sales as a result of the warmer weather. Modest increases in sales to commercial and industrial customers for both periods continue to reflect the sluggish economy. Reference is made to Note (H) in the "Notes to the Condensed Financial Statements" herein for additional information regarding the 2001 rate case.

                              GEORGIA POWER COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Sales for resale - non-affiliates. Sales for resale to non-affiliates decreased in the third quarter 2002 and year-to-date 2002 primarily due to reduced energy sales to these customers. These transactions did not have a significant impact on earnings since the energy is usually sold at variable cost.
     Sales for resale - affiliates. Revenues from sales for resale to affiliated companies within the SOUTHERN system will vary depending on demand and the availability and cost of generating resources at each company. These transactions did not have a significant impact on earnings. Other revenues. The third quarter 2002 and year-to-date 2002 increases are primarily attributed to the recognition of new late payment fees approved under the new retail rate order effective January 1, 2002.

     Fuel expense. The increases for the third quarter 2002 and year-to-date 2002 are largely a result of the higher cost for natural gas when compared to the same periods in 2001. These expenses do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through GEORGIA's fuel cost recovery clause.

     Purchased power - non-affiliates. During the third quarter 2002 and year-to-date 2002, purchased power from non-affiliates decreased primarily as a result of reduced demand for energy from non-affiliates. Throughout the SOUTHERN system, an additional 2,279 megawatts of generation has been placed into commercial operation during 2002. These expenses do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through GEORGIA's fuel cost recovery clause.

     Purchased power - affiliates. GEORGIA entered into new PPAs with SOUTHERN POWER beginning in June 2002. The capacity component of these transactions totaled $40 million in the third quarter 2002. The energy component of power purchased from affiliated companies within the SOUTHERN system will vary depending on demand and the availability and cost of generating resources at each company and will have no significant impact on earnings since energy expenses are generally offset by energy revenues through GEORGIA's fuel cost recovery clause.

     Other operation expense. The increases for the third quarter
2002 and year-to-date 2002 are primarily attributed to higher transmission, fossil power generation and administrative and general expenses when compared to the same periods in 2001.

     Depreciation and amortization. The decreases in this item for the third quarter 2002 and year-to-date 2002 are mainly a result of discontinuing accelerated depreciation and beginning amortization of the regulatory liability for accelerated cost recovery in January 2002 in accordance with the new retail rate order. (Reference is made to Note (H) in the "Notes to the Condensed Financial Statements" herein.)

     Other, net. Other, net for the third quarter 2002 and year-to-date
2002 decreased when compared to the corresponding periods in 2001 as a result of mark to market adjustments for derivative energy contracts and gains on property sales recorded in both of these periods in 2001. Further contributing to these decreases in 2002 are expenses related to a new electricity pricing program. See "Exposure to Market Risks" herein for additional information on derivative energy contracts.

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Interest expense, net. The third quarter 2002 increase is attributed primarily to the reversal in the third quarter 2001 of interest accrued for tax assessments related to audits that were favorably resolved. The year-to-date 2002 decrease is mainly the result of a reduction in interest rates and the accrual of interest on accelerated amortization in 2001 under the prior retail rate order, which ceased effective January 1, 2002.

Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors including regulatory matters and the effect of weather and the economy on energy sales.

        GEORGIA has entered into PPAs with SOUTHERN POWER which will result in higher capacity and operating and maintenance payments beginning in June 2002. Under the new retail rate order effective January 1, 2002, these costs will be reflected in rates evenly over the next three years.

        With the enactment of the Energy Act and new legislation being discussed at federal and state levels to expand customer choice, GEORGIA is positioning the business to meet the challenge of increasing competition. For additional information, see Item 1 - BUSINESS - "Competition" and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of GEORGIA in the Form 10-K.

        In January 2002, GEORGIA began operating under a new three-year retail rate order. Under the terms of the order, earnings will be evaluated annually against a retail return on common equity range of 10 percent to 12.95 percent. Two-thirds of any earnings above the 12.95 percent return will be applied to rate refunds, with the remaining one-third retained by GEORGIA. Retail rates were decreased by $118 million effective January 1, 2002. Reference is made to Note (H) in the "Notes to the Condensed Financial Statements" herein and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of GEORGIA in the Form 10-K for additional information.

        On April 25, 2002, the Stakeholder Advisory Committee met and selected the candidates that will be considered for the SeTrans ISA. On June 27, 2002, SOUTHERN and other SeTrans sponsors submitted a Petition for Declaratory Order seeking the FERC's approval of the SeTrans governance structure and the selection process for the ISA, as well as guidance on various issues. The FERC granted the petition on October 10, 2002, approving the governance structure and the selection process for the ISA. The FERC also provided guidance on other issues identified in the petition. On November 1, 2002, the SeTrans sponsors announced that they had selected the team of ESB International, Ltd. ("ESBI") and Accenture LLP as the preferred candidate for ISA. Should negotiations with this candidate successfully conclude with final agreement among the parties, the sponsors intend to seek any regulatory or other approvals necessary for formation of the SeTrans RTO and the approval of ESBI/Accenture to serve in the capacity of SeTrans ISA. Reference is made to Item 1 - BUSINESS - "Certain Factors Affecting the Industry" and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Industry Restructuring" of GEORGIA in the Form 10-K for additional information.

                              GEORGIA POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     In June 2002, GEORGIA entered into a fifteen-year PPA beginning in June 2005 with SOUTHERN POWER to purchase 1,040 megawatts of capacity from the planned combined-cycle plant at Plant McIntosh to be built and owned by SOUTHERN POWER. The annual capacity cost is expected to be approximately $72 million. Additionally, GEORGIA has entered into a seven-year PPA beginning in June 2005 with SOUTHERN POWER to purchase capacity in an average annual amount of approximately $48 million. The PPAs are undergoing a certification process with the Georgia PSC. A decision is expected by December 17, 2002.

     On July 31, 2002, the FERC issued a notice of proposed rulemaking entitled "Remedying Undue Discrimination Through Open Access Transmission Service and Standard Electricity Market Design." The FERC has indicated that the proposal, if adopted, would (among other things): (i) require transmission assets of jurisdictional utilities to be operated by an independent entity; (ii) establish a standard market design; (iii) establish a single type of transmission service that applies to all customers; (iv) assert jurisdiction over the transmission component of bundled retail service; (v) establish a generation reserve margin;
(vi) establish bid caps for day-ahead and spot energy markets; and (vii) revise the FERC policy on the pricing of transmission expansions. The FERC has revised the comment schedule such that comments on certain issues are due on November 15, 2002 and comments on other issues are due on January 10, 2003. Reply comments are due on February 17, 2003. Any impact of this proposal on SOUTHERN and its subsidiaries will depend on the form in which final rules may be ultimately adopted.

     Compliance costs related to the Clean Air Act and other environmental issues could affect earnings if such costs cannot be recovered. For additional information, including information on the EPA litigation, see Item 7 - MANAGEMENT'S DISCUSSION AND Analysis - "Environmental Issues" of GEORGIA and
Note 3 to the financial statements of GEORGIA in Item 8 of the Form 10-K.

     GEORGIA's business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury and citizen enforcement of environmental requirements, has increased generally throughout the United States; in particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. Although the ultimate outcome of such litigation currently filed against GEORGIA cannot be predicted at this time, management does not anticipate that the liabilities, if any, arising from such proceedings would have a material adverse effect on GEORGIA's financial position, results of operations or cash flows.

     Reference is made to Notes (C) through (E), (H), (I) and (Q) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential. Reference is also made to Part II - Item 1 - "Legal Proceedings" herein. Reference is also made to Note (E) in the "Notes to the Condensed Financial Statements" herein for information relating to certain lawsuits regarding the installation of fiber optic cable over GEORGIA's existing easements.

Accounting Policies

Critical Policy

GEORGIA's significant accounting policies are described in Note 1 to the financial statements of GEORGIA in Item 8 of the Form 10-K. GEORGIA's only critical accounting policy involves rate regulation. GEORGIA is subject to the provisions of FASB Statement No. 71, "Accounting for the Effects of Certain Types of Regulation." In the event that a portion of GEORGIA's operations is no longer subject to these provisions,

                              GEORGIA POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


GEORGIA would be required to write off related regulatory assets and liabilities that are not specifically recoverable and determine if any other assets, including plant, have been impaired.

New Accounting Standards

In June 2001, the FASB issued Statement No. 143, "Asset Retirement Obligations," which establishes new accounting and reporting standards for legal obligations associated with retiring assets, including decommissioning nuclear plants. The liability for an asset's future retirement must be recorded in the period in which the liability is incurred. The cost must be capitalized as part of the related long-lived asset and depreciated over the asset's useful life. Changes in the liability resulting from the passage of time will be recognized as operating expenses. Statement No. 143 must be adopted by January 1, 2003. GEORGIA is currently assessing the impact of adopting Statement No. 143 on its financial statements. Reference is made to Note 1 to the financial statements of GEORGIA under "Depreciation and Nuclear Decommissioning" in Item 8 of the Form 10-K.

     In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Statement No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. Disposal activities which are addressed in Statement No. 146 include the termination benefits provided to current employees that are involuntarily terminated, costs to terminate a contract that is not a capital lease and costs to consolidate facilities or relocate employees. Statement No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. GEORGIA does not expect that adoption of Statement No. 146 will have a material impact on its financial statements.

     Reference is made to Note 1 to the financial statements of GEORGIA in Item 8 of the Form 10-K regarding GEORGIA's adoption of FASB Statement No.133, "Accounting for Derivative Instruments and Hedging Activities," as amended. Recent accounting changes have been issued by the Emerging Issues Task Force ("EITF") of the FASB. These changes will require certain energy trading contracts that are currently marked to market to be accounted for under the accrual basis. These changes will also require certain trading activities to be recorded on a net basis for income statement presentation. The new rules will be effective January 1, 2003. GEORGIA is in the process of determining the impact of this recently issued guidance. However, in many cases, GEORGIA's current transactions meet the normal purchases and sale exception under FASB Statement No. 133 and are already accounted for under the accrual basis.

FINANCIAL CONDITION

Overview

The major changes in GEORGIA's financial condition during the first nine months of 2002 were the sale of two units at Plant Wansley to SOUTHERN POWER and the addition of approximately $620 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations. See GEORGIA's Condensed Statements of Cash Flows herein for further details.

                              GEORGIA POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Credit Rating Risk

GEORGIA does not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain physical electricity sale contracts that could require collateral -- but not termination -- in the event of a credit rating change to below investment grade. Generally, collateral may be provided for by a SOUTHERN guaranty, letter of credit or cash. At September 30, 2002, the maximum potential collateral requirements were approximately $230 million.

Exposure to Market Risks

GEORGIA's market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2001 reporting period. In addition, GEORGIA is not aware of any facts or circumstances that would significantly affect such exposures in the near term.

        Due to cost-based rate regulations, GEORGIA has limited exposure to market volatility in interest rates, commodity fuel prices and prices of electricity. To mitigate residual risks relative to movements in electricity prices, GEORGIA enters into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market and, to a lesser extent, similar contracts for gas purchases. The fair value of derivative energy contracts at September 30, 2002 is as follows:


                                            Third Quarter
                                                2002             Year-to-Date
                                              Changes              Changes
     -------------------------------------------------------------------------
                                                         Fair Value
     -------------------------------------------------------------------------
                                                        (in thousands)
     Contracts beginning of period             $(397)            $      362
     Contracts realized or settled               502                    777
     New contracts at inception                    -                     -
     Changes in valuation techniques               -                     -
     Current period changes                     (152)               (1,186)
     --------------------------------------------------------- ---------------
     Contracts at September 30, 2002         $   (47)            $     (47)
     ========================================================= ===============

                                                     Source of September 30, 2002
                                                           Valuation Prices
      --------------------------------------- ------------ ----------------------------
                                                                        Maturity
                                                  Total        ------------------------
                                               Fair Value     Year 1        1-3 Years
      --------------------------------------- -----------------------------------------
                                                                 (in thousands)
     Actively quoted                            $(47)          $(47)        $   -
     External sources                              -               -            -
     Models and other methods                      -               -            -
     --------------------------------------- ------------ ----------------------------
     Contracts at September 30, 2002            $(47)          $(47)        $   -
     ======================================= ============ ============================

     Realized gains and losses are recognized in the Statements of Income as incurred. For the quarters ended September 30, 2002 and 2001, approximately $0.35 million and $12.1 million, respectively, of gains were recognized in income. For the nine months ended September 30, 2002 and 2001, approximately $1.7 million and $11.9 million, respectively, of gains were recognized in income.

                              GEORGIA POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     For additional information, reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Exposure to Market Risks" of GEORGIA in the Form 10-K and Note 1 to the financial statements of GEORGIA in Item 8 of the Form 10-K.

Financing Activities

In June 2002, Georgia Power Capital Trust V, a statutory business trust, sold $440 million of its 7 1/8% Trust Preferred Securities, which are guaranteed by GEORGIA. The net proceeds from this issuance were used to redeem Georgia Power Capital Trust I and III preferred securities totaling $414 million and to repay a portion of GEORGIA's outstanding short-term indebtedness.

     In July 2002, GEORGIA issued $300 million of Series J 4.875% Senior Notes due July 15, 2007. The net proceeds from this issuance were used to prepay a portion of a $350 million bank loan.

     In November 2002, Georgia Power Capital Trust VI, a statutory trust, sold $300 million of its Flexible Trust Preferred Securities, which are guaranteed by GEORGIA. The initial interest rate in effect through November 1, 2007 is 4.875%. The net proceeds from this issuance will be used to repay a portion of GEORGIA's short-term indebtedness and to redeem in December 2002 $175 million of 7.60% Trust Preferred Securities issued by Georgia Power Capital Trust II.

     GEORGIA plans to continue, when economically feasible, a program to retire higher-cost debt and replace these obligations with lower-cost capital if market conditions permit.

Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS of GEORGIA under "Liquidity and Capital Requirements," "Other Capital Requirements" and "Environmental Issues" in the Form 10-K for a description of GEORGIA's capital requirements for its construction program, maturing debt and environmental compliance efforts.

Sources of Capital

GEORGIA plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings -- if needed -- will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1 - BUSINESS - "Financing Programs" in the Form 10-K for additional information.

                              GEORGIA POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     To meet short-term cash needs and contingencies, GEORGIA had at September 30, 2002 approximately $45.4 million of cash and cash equivalents and approximately $1.74 billion of unused credit arrangements with banks, of which $65 million expire in 2002 and $1.67 billion expire in 2003. Approximately $1.2 billion of the total $1.74 billion in unused credit arrangements contain provisions allowing two-year term loans executable at expiration date. The credit arrangements provide liquidity support to GEORGIA's obligations with respect to variable rate pollution control bonds and commercial paper. GEORGIA may also meet short-term cash needs through a SOUTHERN subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of GEORGIA and other SOUTHERN subsidiaries. At September 30, 2002, GEORGIA had outstanding $562 million of notes payable. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                               GULF POWER COMPANY



                                          GULF POWER COMPANY
                                  CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                            For the Three Months            For the Nine Months
                                                            Ended September 30,             Ended September 30,
                                                            2002           2001            2002            2001
                                                            ----           ----            ----            ----
                                                                  (in thousands)                 (in thousands)
Operating Revenues:
Retail sales                                                 $ 198,503     $ 187,697        $ 504,778      $ 459,942
Sales for resale --
  Non-affiliates                                                21,697        26,220           57,815         66,664
  Affiliates                                                    14,139         3,507           24,234         21,173
Other revenues                                                  11,262         9,192           29,694         24,296
                                                             ---------      --------        ---------       --------
Total operating revenues                                       245,601       226,616          616,521        572,075
                                                             ---------      --------        ---------       --------
Operating Expenses:
Operation --
  Fuel                                                          87,663        55,982          194,560        158,452
  Purchased power --
  Non-affiliates                                                 8,033        34,954           20,685         59,992
  Affiliates                                                     5,312        15,224           35,503         32,804
Other                                                           29,416        29,289           87,326         85,524
Maintenance                                                     11,679        13,172           53,617         41,007
Depreciation and amortization                                   19,929        16,738           56,303         50,345
Taxes other than income taxes                                   17,908        15,753           47,199         42,960
                                                             ---------      --------        ---------       --------
Total operating expenses                                       179,940       181,112          495,193        471,084
                                                             ---------      --------        ---------       --------
Operating Income                                                65,661        45,504          121,328        100,991
Other Income (Expense):
Interest income                                                    211           518              366          1,025
Other, net                                                        (268)        1,984            1,538          1,407
                                                             ---------      --------        ---------       --------
Earnings Before Interest and Income Taxes                       65,604        48,006          123,232        103,423
                                                             ---------      --------        ---------       --------
Interest and Other:
Interest expense, net                                            8,680         5,705           23,812         18,401
Distributions on preferred securities of subsidiary              2,103         1,550            6,309          4,650
                                                             ---------      --------        ---------       --------
Total interest and other, net                                   10,783         7,255           30,121         23,051
                                                             ---------      --------        ---------       --------
Earnings Before Income Taxes                                    54,821        40,751           93,111         80,372
Income taxes                                                    20,788        14,040           33,766         28,655
                                                             ---------      --------        ---------       --------
Net Income Before Cumulative Effect of
Accounting Change                                               34,033        26,711           59,345         51,717
Cumulative effect of accounting change --
  less income taxes of $42 thousand                                  -             -                -             68
                                                             ---------      --------        ---------       --------
Net Income                                                      34,033        26,711           59,345         51,785
Dividends on Preferred Stock                                        54            54              162            162
                                                             ---------      --------        ---------       --------
Net Income After Dividends on Preferred Stock                $  33,979      $ 26,657        $  59,183       $ 51,623
                                                             =========      ========        =========       ========







    The accompanying notes as they relate to GULF are an integral part of these condensed statements.


                                                   GULF POWER COMPANY
                                     CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                       For the Nine Months
                                                                                       Ended September 30,
                                                                                       2002           2001
                                                                                       ------        -----
                                                                                         (in thousands)
Operating Activities:
Net income                                                                             $   59,345    $    51,785
Adjustments to reconcile net income
 to net cash provided from operating activities --
       Depreciation and amortization                                                       60,127         53,343
       Deferred income taxes and investment tax credits, net                               (6,310)         6,331
       Other, net                                                                          (2,031)          (543)
       Changes in certain current assets and liabilities --
         Receivables, net                                                                 (35,725)         6,919
         Fossil fuel stock                                                                  7,047        (23,509)
         Materials and supplies                                                            (1,567)          (491)
         Accounts payable                                                                  (1,969)         8,477
         Regulatory clauses under/over recovery                                            (2,281)       (29,544)
         Other                                                                             35,849         11,745
                                                                                       ----------     ----------
Net cash provided from operating activities                                               112,485         84,513
                                                                                      -----------     ----------
Investing Activities:
Gross property additions                                                                 (88,894)       (209,747)
Other                                                                                    (21,010)         (1,252)
                                                                                       ---------      ----------
Net cash used for investing activities                                                  (109,904)       (210,999)
                                                                                       ---------      ----------
Financing Activities:
Decrease in notes payable, net                                                           (29,386)        (34,900)
Proceeds --
   Pollution control bonds                                                                55,000               -
   Senior notes                                                                           45,000          60,000
   Other long-term debt                                                                        -         100,000
   Capital contributions from parent company                                              37,922          70,318
Retirements --
   First mortgage bonds                                                                        -         (30,000)
   Pollution control bonds                                                               (55,000)              -
   Senior notes                                                                             (343)           (677)
Payment of preferred stock dividends                                                        (162)           (162)
Payment of common stock dividends                                                        (49,125)        (40,100)
Other                                                                                     (2,631)           (184)
                                                                                       ---------      ----------
Net cash provided from financing activities                                                1,275         124,295
                                                                                       ---------      ----------
Net Increase (Decrease) in Cash and Cash Equivalents                                       3,856          (2,191)
Cash and Cash Equivalents at Beginning of Period                                           2,244           4,381
                                                                                       ---------      ----------
Cash and Cash Equivalents at End of Period                                             $   6,100      $    2,190
                                                                                       =========      ==========
Supplemental Cash Flow Information:
Cash paid during the period for --
   Interest (net of amount capitalized)                                                  $32,220         $23,064
   Income taxes (net of refunds)                                                          $6,535         $22,043





     The accompanying notes as they relate to GULF are an integral part of these condensed statements.



                                                GULF POWER COMPANY
                                         CONDENSED BALANCE SHEETS (UNAUDITED)


                                                                                    At September 30,          At December 31,
Assets                                                                                    2002                     2001
------                                                                             ----------------         ------------------
                                                                                                  (in thousands)
Current Assets:
Cash and cash equivalents                                                         $     6,100              $     2,244
Receivables --
  Customer accounts receivable                                                         89,894                   64,113
  Under recovered regulatory clauses                                                   26,648                   24,912
  Other accounts and notes receivable                                                   8,072                    4,316
  Affiliated companies                                                                  8,399                    2,689
Accumulated provision for uncollectible accounts                                         (864)                  (1,342)
Fossil fuel stock, at average cost                                                     40,608                   47,655
Materials and supplies, at average cost                                                30,424                   28,857
Other                                                                                   8,790                   12,662
                                                                                  -----------              -----------
Total current assets                                                                  218,071                  186,106
                                                                                  -----------              -----------
Property, Plant, and Equipment:
In service                                                                          2,239,876                1,951,512
Less accumulated provision for depreciation                                           946,439                  912,581
                                                                                  -----------              -----------
                                                                                    1,293,437                1,038,931
Construction work in progress                                                          45,113                  264,525
                                                                                  -----------              -----------
Total property, plant, and equipment                                                1,338,550                1,303,456
                                                                                  -----------              -----------
Other Property and Investments                                                         10,119                    7,049
                                                                                  -----------              -----------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                                               17,265                   16,766
Prepaid pension costs                                                                  34,718                   29,980
Debt expense, being amortized                                                           3,997                    3,036
Premium on reacquired debt, being amortized                                            13,437                   14,518
Other                                                                                  12,820                   12,222
                                                                                  -----------              -----------
Total deferred charges and other assets                                                82,237                   76,522
                                                                                  -----------              -----------
Total Assets                                                                      $ 1,648,977              $ 1,573,133
                                                                                  ===========              ===========







     The accompanying notes as they relate to GULF are an integral part of these condensed statements.





                                                        GULF POWER COMPANY
                                                 CONDENSED BALANCE SHEETS (UNAUDITED)


                                                                                    At September 30,          At December 31,
Liabilities and Stockholder's Equity                                                      2002                     2001
------------------------------------                                                ----------------          ---------------
                                                                                                 (in thousands)
Current Liabilities:
Securities due within one year                                                      $    60,000              $        -
Notes payable                                                                            57,925                   87,311
Accounts payable --
  Affiliated                                                                             19,891                   18,202
  Other                                                                                  20,868                   38,308
Customer deposits                                                                        15,681                   14,506
Taxes accrued --
  Income taxes                                                                           36,623                    8,162
  Other                                                                                  18,609                    8,053
Interest accrued                                                                          6,823                    8,305
Provision for rate refund                                                                    76                    1,530
Vacation pay accrued                                                                      4,725                    4,725
Regulatory clauses over recovery                                                          3,174                    3,719
Other                                                                                       907                    6,528
                                                                                    -----------              -----------
Total current liabilities                                                               245,302                  199,349
                                                                                    -----------              -----------
Long-term debt                                                                          451,943                  467,784
                                                                                    -----------              -----------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                                       157,807                  161,968
Deferred credits related to income taxes                                                 25,459                   28,293
Accumulated deferred investment tax credits                                              22,616                   24,056
Employee benefits provisions                                                             39,354                   41,508
Other                                                                                    34,386                   26,045
                                                                                    -----------              -----------
Total deferred credits and other liabilities                                            279,622                  281,870
                                                                                    -----------              -----------
Company obligated mandatorily redeemable preferred
  securities of subsidiary trusts holding company junior
  subordinated notes                                                                    115,000                  115,000
                                                                                    -----------              -----------
Preferred stock                                                                           4,236                    4,236
                                                                                    -----------              -----------
Common Stockholder's Equity:
Common stock, without par value--
  Authorized  - 992,717 shares
  Outstanding - 992,717 shares                                                           38,060                   38,060
Paid-in capital                                                                         343,882                  305,960
Premium on preferred stock                                                                   12                       12
Retained earnings                                                                       170,920                  160,862
                                                                                    -----------              -----------
Total common stockholder's equity                                                       552,874                  504,894
                                                                                    -----------              -----------
Total Liabilities and Stockholder's Equity                                          $ 1,648,977              $ 1,573,133
                                                                                    ===========              ===========








      The accompanying notes as they relate to GULF are an integral part of these condensed statements.

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    THIRD QUARTER 2002 vs. THIRD QUARTER 2001
                                       AND
                     YEAR-TO-DATE 2002 vs. YEAR-TO-DATE 2001


RESULTS OF OPERATIONS

Earnings

GULF's net income after dividends on preferred stock for the third quarter 2002 and year-to-date 2002 was $34.0 million and $59.2 million, respectively, compared to $26.7 million and $51.6 million for the corresponding periods in 2001. Earnings for the third quarter 2002 and year-to-date 2002 increased by $7.3 million, or 27.5%, and $7.6 million, or 14.6%, respectively, primarily due to higher operating revenues.

     Significant income statement items appropriate for discussion include the following:

                                                                         Increase (Decrease)
                                                   -----------------------------------------------------------------
                                                              Third Quarter                     Year-To-Date
                                                   ------------------------------------- ---------------------------
                                                      (in thousands)         %           (in thousands)        %
Retail sales                                             $10,806             5.8           $   44,836          9.7
Sales for resale - non-affiliates                         (4,523)          (17.3)              (8,849)       (13.3)
Sales for resale - affiliates                             10,632           303.2                3,061         14.5
Other revenues                                             2,070            22.5                5,398         22.2
Fuel expense                                              31,681            56.6               36,108         22.8
Purchased power - non-affiliates                         (26,921)          (77.0)             (39,307)       (65.5)
Purchased power - affiliates                              (9,912)          (65.1)               2,699          8.2
Maintenance expense                                       (1,493)          (11.3)              12,610         30.8
Depreciation and amortization                              3,191            19.1                5,958         11.8
Taxes other than income taxes                              2,155            13.7                4,239          9.9
Other, net                                                (2,252)         (113.5)                 131          9.3
Interest expense, net                                      2,975            52.1                5,411         29.4
Distributions on preferred securities
   of subsidiary                                             553            35.7                1,659         35.7
                                                   --------------------- --------------- ----------------- ---------

     Retail sales. Excluding the recovery of fuel expense and certain other expenses that do not affect net income, retail sales increased by $16.4 million, or 17.0%, for the third quarter 2002 and by $39.9 million, or 15.8%, year-to-date 2002 when compared to the corresponding periods in 2001. Warmer weather, growth in number of customers and the retail rate increase, which was effective in June 2002, were the primary causes for the increases in retail sales revenues for the third quarter 2002 and year-to-date 2002. Reference is made to Note (J) in the "Notes to Condensed Financial Statements" herein for additional information. Energy sales to residential, commercial and industrial customers were up by 7.8%, 5.9% and 7.0%, respectively, for the third quarter 2002 and 7.1%, 5.4% and 1.4%, respectively, for year-to-date 2002.

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Sales for resale - non-affiliates. Sales for resale to non-affiliates decreased for the third quarter 2002 and year-to-date 2002 when compared to the corresponding periods in 2001 mainly due to reduced demand for energy by these customers. These transactions do not have a significant impact on earnings since the energy is usually sold at variable cost.

     Sales for resale - affiliates and Purchased power - affiliates. Revenues from sales for resale to affiliated companies, as well as purchases of energy, within the SOUTHERN system will vary depending on demand and the availability and cost of generating resources at each company. These transactions do not have a significant impact on earnings.

     Other revenues. Other revenues increased during the third quarter 2002 and year-to-date 2002. Third quarter 2002 revenues increased due to higher miscellaneous service revenues, higher franchise fees, higher revenues from the transmission of electricity to others and revenue from the sale of gas. Year-to-date 2002 revenues increased due to higher miscellaneous service revenues, higher franchise fees, revenue from the sale of gas and the settlement of a PPA.

     Fuel expense. Fuel expense increased during the third quarter 2002 and year-to-date 2002 largely due to the commercial operation of Plant Smith Unit 3 beginning in April 2002. Since energy expenses are generally offset by energy revenues through GULF's fuel cost recovery mechanism, these expenses do not have a significant impact on net income.

     Purchased power - non-affiliates. In the third quarter 2002 and year-to-date 2002, purchased power from non-affiliates was lower primarily due to lower costs for energy compared to the same periods in 2001. Throughout the SOUTHERN system, an additional 2,279 megawatts of generation has been placed into commercial operation during 2002. Since energy expenses are generally offset by energy revenues through GULF's fuel clause recovery mechanism, these expenses do not have a significant impact on net income.

     Maintenance expense. The decrease in the third quarter 2002 compared to the corresponding period in 2001 is due to a decrease in scheduled maintenance performed on power generating facilities. The year-to-date 2002 increase in maintenance expense is mainly attributed to scheduled turbine and boiler inspections and repairs for GULF's generating facilities.

     Depreciation and amortization. This item increased for the third quarter 2002 and year-to-date 2002 primarily due to an increase in plant in service, including the addition of Plant Smith Unit 3, as compared to the same reporting periods in the prior year.

     Taxes other than income taxes. The third quarter 2002 and year-to-date 2002 increases are primarily due to an increase in the state of Florida gross receipts tax and municipal and county franchise fees, which are offset by revenues collected from customers and do not have a significant impact on net income.

     Other, net. The third quarter 2002 decrease in other, net is attributed to the allowance for equity funds used during construction related to Plant Smith Unit 3 recorded in the same period in 2001.

     Interest expense, net. The primary reason for the increase in this expense for both reporting periods relates to additional sales of an aggregate amount of $180 million of senior notes in the third and fourth quarters of 2001 and the first quarter of 2002. The proceeds from these sales were used to finance Plant Smith Unit 3, to refinance $30 million in first mortgage bonds and for general corporate purposes.

                         GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Distributions on preferred securities of subsidiary. The increases in the distributions on preferred securities are due to the issuance of $30 million of 7.375% Trust Preferred Securities in November 2001.

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

     GULF's business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury and citizen enforcement of environmental requirements, has increased generally throughout the United States; in particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. Although the ultimate outcome of such litigation currently filed against GULF cannot be predicted at this time, management does not anticipate that the liabilities, if any, arising from such proceedings would have a material adverse effect on GULF's financial position, results of operations or cash flows.

     Compliance costs related to the Clean Air Act could affect earnings if such costs are not fully recovered through GULF's Environmental Cost Recovery Clause. For additional information about the Clean Air Act and other environmental issues, including the EPA litigation, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" and Note 3 to the financial statements of GULF in the Form 10-K.

     In 1999, the Florida PSC approved GULF's plan to reduce its authorized rate of return, reduce retail base rates and share revenues with its customers. The revenue sharing plan expired on April 22, 2002 at the commercial in-service date of Plant Smith Unit 3. Based upon the actual revenues for January through April 2002, there will be no refund to customers for this period. For additional information, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of GULF in the Form 10-K.

     In April 2002, the Florida PSC approved an annual base rate increase for GULF of $53.2 million which became effective in June 2002. Reference is made to Note (J) in the "Notes to the Condensed Financial Statements" herein and Item 7
- MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of GULF in the Form 10-K for additional information.

     On April 25, 2002, the Stakeholder Advisory Committee met and selected the candidates that will be considered for the SeTrans ISA. On June 27, 2002, SOUTHERN and other SeTrans sponsors submitted a Petition for Declaratory Order seeking the FERC's approval of the SeTrans governance structure and the selection of the ISA, as well as guidance on various issues. The FERC granted the petition on October 10, 2002, approving the governance structure and the selection process for the ISA. The FERC also provided guidance on other issues identified in the petition. On November 1, 2002, the SeTrans sponsors announced that they had selected the team of ESB International, Ltd. ("ESBI") and Accenture LLP as the preferred candidate for ISA.

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Should negotiations with this candidate successfully conclude with final agreement among the parties, the sponsors intend to seek any regulatory or other approvals necessary for formation of the SeTrans RTO and the approval of ESBI/Accenture to serve in the capacity of SeTrans ISA. Reference is made to Item 1 - BUSINESS - "Certain Factors Affecting the Industry" and Item 7
- MANAGEMENT'S DISCUSSION AND ANALYSIS - "Industry Restructuring" of GULF in the Form 10-K for additional information.

     On July 31, 2002, the FERC issued a notice of proposed rulemaking entitled "Remedying Undue Discrimination Through Open Access Transmission Service and Standard Electricity Market Design." The FERC has indicated that the proposal, if adopted, would (among other things): (i) require transmission assets of jurisdictional utilities to be operated by an independent entity; (ii) establish a standard market design; (iii) establish a single type of transmission service that applies to all customers; (iv) assert jurisdiction over the transmission component of bundled retail service; (v) establish a generation reserve margin;
(vi) establish bid caps for day-ahead and spot energy markets; and (vii) revise the FERC policy on the pricing of transmission expansions. The FERC has revised the comment schedule such that comments on certain issues are due on November 15, 2002 and comments on other issues are due on January 10, 2003. Reply comments are due on February 17, 2003. Any impact of this proposal on SOUTHERN and its subsidiaries will depend on the form in which final rules may be ultimately adopted.

     Reference is made to Notes (C) through (E), (J) and (Q) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential. Reference is also made to Part II - Item 1 - "Legal Proceedings" herein. Reference is also made to Note (E) in the "Notes to the Condensed Financial Statements" herein for information relating to certain lawsuits regarding the installation of fiber optic cable over GULF's existing easements.

Accounting Policies

Critical Policy

GULF's significant accounting policies are described in Note 1 to the financial statements of GULF in Item 8 of the Form 10-K. GULF's only critical accounting policy involves rate regulation. GULF is subject to the provisions of FASB Statement No. 71, "Accounting for the Effects of Certain Types of Regulation." In the event that a portion of GULF's operations is no longer subject to these provisions, GULF would be required to write off related regulatory assets and liabilities that are not specifically recoverable and determine if any other assets, including plant, have been impaired.

New Accounting Standards

In June 2001, the FASB issued Statement No. 143, "Asset Retirement Obligations," which establishes new accounting and reporting standards for legal obligations associated with retiring assets. The liability for an asset's future retirement must be recorded in the period in which the liability is incurred. The cost must be capitalized as part of the related long-lived asset and depreciated over the asset's useful life. Changes in the liability resulting from the passage of time will be recognized as operating expenses. Statement No. 143 must be adopted by January 1, 2003. GULF is currently assessing the impact of adopting Statement No. 143 on its financial statements.

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Statement No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. Disposal activities which are addressed in Statement No. 146 include the termination benefits provided to current employees that are involuntarily terminated, costs to terminate a contract that is not a capital lease and costs to consolidate facilities or relocate employees. Statement No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. GULF does not expect that adoption of Statement No. 146 will have a material impact on its financial statements.

     Reference is made to Note 1 to the financial statements of GULF in Item 8 of the Form 10-K regarding GULF's adoption of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. Recent accounting changes have been issued by the Emerging Issues Task Force ("EITF") of the FASB. These changes will require certain energy trading contracts that are currently marked to market to be accounted for under the accrual basis. These changes will also require certain trading activities to be recorded on a net basis for income statement presentation. The new rules will be effective January 1, 2003. GULF is in the process of determining the impact of this recently issued guidance. However, in many cases, GULF's current transactions meet the normal purchases and sale exception under FASB Statement No. 133 and are already accounted for under the accrual basis.


FINANCIAL CONDITION

Overview

Major changes in GULF's financial condition during the first nine months of 2002 included the addition of approximately $88.9 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations, other long-term debt and capital contributions from SOUTHERN. See GULF's Condensed Statements of Cash Flows herein for further details.

Credit Rating Risk

GULF does not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.

Exposure to Market Risks

GULF's market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2001 reporting period. In addition, GULF is not aware of any facts or circumstances that would significantly affect such exposures in the near term.

     Due to cost-based rate regulations, GULF has limited exposure to market volatility in interest rates, commodity fuel prices and prices of electricity. To mitigate residual risks relative to movements in electricity prices, GULF enters into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market and, to a lesser extent, similar contracts for gas purchases. GULF has received approval from the Florida PSC to recover prudently incurred costs related to its fuel hedging program through the fuel cost recovery mechanism. The fair value of derivative energy contracts at September 30, 2002 is as follows:

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


                                            Third Quarter
                                             2002              Year-to-Date
                                            Changes                 Changes
    ----------------------------------- ---------------------------------------
                                                       Fair Value
    ----------------------------------- ---------------------------------------
                                                     (in thousands)
    Contracts beginning of period              $ (64)               $(110)
    Contracts realized or settled                 81                  126
    New contracts at inception                     -                    -
    Changes in valuation techniques                -                    -
    Current period changes                       151                  152
    ----------------------------------- -------------------- ------------------
    Contracts at September 30, 2002            $ 168               $  168
    =================================== ==================== ==================


                                         Source of September 30, 2002
                                                Valuation Prices
    --------------------------------- --------------- -----------------------
                                                            Maturity
                                         Total        -----------------------
                                       Fair Value     Year 1      1-3 Years
      --------------------------------- ---------------------------------------
                                                   (in thousands)
    Actively quoted                       $168           $168         $-
    External sources                         -              -          -
    Models and other methods                 -              -          -
    --------------------------------- --------------- -----------------------
    Contracts at September 30, 2002       $168           $168         $-
    ================================= =============== =======================

     Realized gains and losses are recognized in the Statements of Income as incurred. These amounts were not material for the quarter and year-to-date periods ended September 30, 2002 and 2001.

     Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Exposure to Market Risks" of GULF in the Form 10-K and Note 1 to the financial statements of GULF in Item 8 of the Form 10-K for additional information.

Financing Activities

In January 2002, GULF issued $45 million of Series E 6.00% Senior Notes due January 30, 2012. The proceeds from the sale were used by GULF to finance certain construction costs incurred in connection with Plant Smith Unit 3, GULF's 574 megawatt combined-cycle facility, which was placed in service in April 2002, and for general corporate purposes.

     In September 2002, GULF sold through public authorities $13 million of solid waste disposal facilities revenue refunding bonds due September 1, 2028. The proceeds, together with other moneys of GULF, were used to redeem $13 million aggregate principal amount of solid waste disposal facilities revenue bonds, Series 1993.

     Also in September 2002, GULF sold through public authorities $42 million of pollution control revenue bonds due September 1, 2037. The proceeds, together with any investment proceeds and other moneys of GULF, were used to redeem $42 million aggregate principal amount of pollution control revenue bonds, First Series 1994 and Second Series 1994.

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     GULF plans to continue, to the extent possible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS of GULF under "Capital Requirements for Construction," "Other Capital Requirements" and "Environmental Matters" in the Form 10-K for a description of GULF's capital requirements for its construction program, maturing debt and environmental compliance efforts.

     GULF signed an agreement with the Florida Department of Environmental Protection in August 2002 that calls for the installation of additional equipment at Plant Crist to proactively address ozone problems. Once the agreement receives final approval from the Florida PSC for recovery through the Environmental Cost Recovery Clause, the agreement will increase GULF's estimated construction expenditures for 2003 and 2004 by $12 million and $38 million, respectively.

Sources of Capital

In addition to the financing activities previously described herein, GULF plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings -- if needed -- will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1 - BUSINESS
- "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, GULF had at September 30, 2002 approximately $6.1 million of cash and cash equivalents and $61.9 million of unused committed lines of credit with banks that expire in 2002 and $61.5 million that expire in 2003. The credit arrangements provide liquidity support to GULF's obligations with respect to variable rate pollution control bonds and commercial paper. GULF may also meet short-term cash needs through a SOUTHERN subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of GULF and other
SOUTHERN subsidiaries. At September 30, 2002, GULF had outstanding $57.9 million of notes payable. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                            MISSISSIPPI POWER COMPANY



                                        MISSISSIPPI POWER COMPANY
                                 CONDENSED STATEMENTS OF INCOME (UNAUDITED)


                                                            For the Three Months          For the Nine Months
                                                            Ended September 30,           Ended September 30,
                                                             2002          2001            2002          2001
                                                            --------     -------          -------      -------
                                                                (in thousands)                (in thousands)
Operating Revenues:
Retail sales                                                 $ 159,097     $ 145,067       $ 416,165     $ 387,448
Sales for resale --
  Non-affiliates                                                64,421        67,514         168,755       157,239
  Affiliates                                                    14,959        19,859          35,028        55,451
Other revenues                                                   4,600         3,476          11,565        11,039
                                                             ---------     ---------       ---------     ---------
Total operating revenues                                       243,077       235,916         631,513       611,177
                                                             ---------     ---------       ---------     ---------
Operating Expenses:
Operation --
  Fuel                                                          88,331        92,741         215,305       203,289
  Purchased power --
   Non-affiliates                                                6,134         9,546          13,391        38,352
   Affiliates                                                    6,201         5,879          23,994        50,582
  Other                                                         39,026        36,208         111,490        95,341
Maintenance                                                     15,050        13,167          56,327        40,456
Depreciation and amortization                                   14,166        13,986          42,596        39,864
Taxes other than income taxes                                   14,159        11,126          41,070        33,775
                                                             ---------     ---------       ---------     ---------
Total operating expenses                                       183,067       182,653         504,173       501,659
                                                             ---------     ---------       ---------     ---------
Operating Income                                                60,010        53,263         127,340       109,518
Other Income:
Interest income                                                    192           195             360           418
Other, net                                                        (427)        1,964             750         4,027
                                                             ---------     ---------       ---------     ---------
Earnings Before Interest and Income Taxes                       59,775        55,422         128,450       113,963
                                                             ---------     ---------       ---------     ---------
Interest Expense and Other:
Interest expense, net                                            4,394         4,800          13,719        17,964
Distributions on preferred securities of subsidiary                616           678           2,386         2,034
                                                             ---------     ---------       ---------     ---------
Total interest charges and other, net                            5,010         5,478          16,105        19,998
                                                             ---------     ---------       ---------     ---------
Earnings Before Income Taxes                                    54,765        49,944         112,345        93,965
Income taxes                                                    20,878        19,061          42,681        35,790
                                                             ---------     ---------       ---------     ---------
Net Income Before Cumulative Effect of
  Accounting Change                                             33,887        30,883          69,664        58,175
Cumulative effect of accounting change --
  less income taxes of $43 thousand                                  -             -               -            70
                                                             ---------     ---------       ---------     ---------
Net Income                                                      33,887        30,883          69,664        58,245
Dividends on Preferred Stock                                       503           504           1,510         1,538
                                                             ---------     ---------       ---------     ---------
Net Income After Dividends on Preferred Stock                $  33,384     $  30,379       $  68,154     $  56,707
                                                             =========     =========       =========     =========




          The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.



                                                MISSISSIPPI POWER COMPANY
                                        CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                 For the Nine Months
                                                                                                 Ended September 30,
                                                                                                  2002         2001
                                                                                                 -------     -------
                                                                                                   (in thousands)
Operating Activities:
Net income                                                                                       $  69,664    $  58,245
Adjustments to reconcile net income
 to net cash provided from operating activities --
       Depreciation and amortization                                                                45,784       42,868
       Deferred income taxes and investment tax credits, net                                        (7,147)      (8,082)
       Other, net                                                                                    3,688        6,481
       Changes in certain current assets and liabilities --
         Receivables, net                                                                            3,722      (20,660)
         Fossil fuel stock                                                                           1,896      (23,763)
         Materials and supplies                                                                        140       (2,909)
         Accounts payable                                                                           (9,400)      27,625
         Other                                                                                      34,843       37,269
                                                                                                 ---------    ---------
Net cash provided from operating activities                                                        143,190      117,074
                                                                                                 ---------    ---------
Investing Activities:
Gross property additions                                                                           (48,858)     (37,433)
Other                                                                                              (12,463)      (6,121)
                                                                                                 ---------    ---------
Net cash used for investing activities                                                             (61,321)     (43,554)
                                                                                                 ---------    ---------
Financing Activities:
Decrease in notes payable, net                                                                     (15,973)     (39,075)
Proceeds --
   Senior notes                                                                                     80,000            -
   Preferred securities                                                                             35,000            -
   Capital contributions from parent company                                                        11,779       70,579
Retirements --
   First mortgage bonds                                                                               (650)     (36,000)
   Senior notes                                                                                    (80,418)     (20,718)
   Preferred securities                                                                            (35,000)           -
Payment of preferred stock dividends                                                                (1,510)      (1,538)
Payment of common stock dividends                                                                  (47,625)     (37,800)
Other                                                                                               (1,144)         (77)
                                                                                                 ---------    ---------
Net cash used for financing activities                                                             (55,541)     (64,629)
                                                                                                 ---------    ---------
Net Increase in Cash and Cash Equivalents                                                           26,328        8,891
Cash and Cash Equivalents at Beginning of Period                                                    18,950        7,531
                                                                                                 ---------    ---------
Cash and Cash Equivalents at End of Period                                                       $  45,278    $  16,422
                                                                                                 =========    =========
Supplemental Cash Flow Information:
Cash paid during the period for --
   Interest (net of amount capitalized)                                                            $11,476      $16,176
   Income taxes (net of refunds)                                                                   $26,538       $4,493





   The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.


                                        MISSISSIPPI POWER COMPANY
                                CONDENSED BALANCE SHEETS (UNAUDITED)


                                                                            At September 30,         At December 31,
Assets                                                                            2002                    2001
------                                                                      ----------------         ---------------
                                                                                           (in thousands)
Current Assets:
Cash and cash equivalents                                                     $    45,278            $    18,950
Receivables --
  Customer accounts receivable                                                     63,770                 48,200
  Under recovered regulatory clauses                                               24,300                 15,086
  Other accounts and notes receivable                                               5,804                 26,068
  Affiliated companies                                                             14,368                 22,569
  Accumulated provision for uncollectible accounts                                 (1,029)                  (856)
Fossil fuel stock, at average cost                                                 29,593                 31,489
Materials and supplies, at average cost                                            23,083                 23,223
Other                                                                              26,731                 16,002
                                                                              -----------            -----------
Total current assets                                                              231,898                200,731
                                                                              -----------            -----------
Property, Plant, and Equipment:
In service                                                                      1,783,933              1,741,499
Less accumulated provision for depreciation                                       727,412                698,681
                                                                              -----------            -----------
                                                                                1,056,521              1,042,818
Construction work in progress                                                      35,772                 38,253
                                                                              -----------            -----------
Property, plant, and equipment                                                  1,092,293              1,081,071
                                                                              -----------            -----------
Other Property and Investments                                                      2,970                  1,900
                                                                              -----------            -----------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                                           12,811                 13,394
Prepaid pension costs                                                              14,037                 11,171
Debt expense, being amortized                                                       4,349                  4,396
Premium on reacquired debt, being amortized                                         7,321                  6,719
Other                                                                              18,034                 20,821
                                                                              -----------            -----------
Total deferred charges and other assets                                            56,552                 56,501
                                                                              ------------           -----------
Total Assets                                                                  $ 1,383,713            $ 1,340,203
                                                                              ===========            ===========




The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.


                                        MISSISSIPPI POWER COMPANY
                                CONDENSED BALANCE SHEETS (UNAUDITED)


                                                                                  At September 30,         At December 31,
Liabilities and Stockholder's Equity                                                    2002                    2001
------------------------------------                                             -----------------        ----------------
                                                                                                (in thousands)
Current Liabilities:
Securities due within one year                                                    $    35,020            $    80,020
Notes payable                                                                               -                 15,973
Accounts payable --
  Affiliated                                                                           14,180                 16,642
  Other                                                                                71,418                 82,072
Customer deposits                                                                       6,816                  6,540
Taxes accrued --
Income taxes                                                                           37,221                 14,981
Other                                                                                  32,366                 35,282
Interest accrued                                                                        8,099                  5,079
Vacation pay accrued                                                                    5,810                  5,810
Regulatory clauses over recovery                                                       28,316                 13,296
Other                                                                                   8,485                 12,040
                                                                                  -----------            -----------
Total current liabilities                                                             247,731                287,735
                                                                                  -----------            -----------
Long-term debt                                                                        277,719                233,753
                                                                                  -----------            -----------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                                     135,275                138,913
Deferred credits related to income taxes                                               21,505                 23,626
Accumulated deferred investment tax credits                                            21,358                 22,268
Employee benefits provisions                                                           48,765                 45,827
Other                                                                                  40,562                 29,592
                                                                                  -----------            -----------
Total deferred credits and other liabilities                                          267,465                260,226
                                                                                  -----------            -----------
Company obligated mandatorily redeemable preferred
 securities of subsidiary trust holding company junior
 subordinated notes                                                                    35,000                 35,000
                                                                                  -----------            -----------
Preferred stock                                                                        31,809                 31,809
                                                                                  -----------            -----------
Common Stockholder's Equity:
Common stock equity --
  Authorized  - 1,130,000 shares
  Outstanding - 1,121,000 shares
  Par value                                                                            37,691                 37,691
Paid-in capital                                                                       279,035                267,256
Premium on preferred stock                                                                326                    326
Retained earnings                                                                     206,937                186,407
                                                                                  -----------            -----------
Total common stockholder's equity                                                     523,989                491,680
                                                                                  -----------            -----------
Total Liabilities and Stockholder's Equity                                        $ 1,383,713            $ 1,340,203
                                                                                  ===========            ===========



      The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.


                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    THIRD QUARTER 2002 vs. THIRD QUARTER 2001
                                       AND
                     YEAR-TO-DATE 2002 vs. YEAR-TO-DATE 2001


RESULTS OF OPERATIONS

Earnings

MISSISSIPPI's net income after dividends on preferred stock for the third quarter 2002 and year-to date 2002 was $33.4 million and $68.1 million, respectively, compared to $30.4 million and $56.7 million for the corresponding periods of 2001. Earnings increased $3.0 million, or 9.9%, for the third quarter 2002 and $11.4 million, or 20.2%, year-to-date 2002 primarily due to higher operating revenues.

     Significant income statement items appropriate for discussion include the following:

                                                                        Increase (Decrease)
                                                --------------------------------------------------------------------
                                                           Third Quarter                      Year-To-Date
                                                ------------------------------------ -------------------------------
                                                   (in thousands)           %          (in thousands)          %
Retail sales                                         $14,030               9.7         $   28,717            7.4
Sales for resale - non-affiliates                     (3,093)             (4.6)            11,516            7.3
Sale for resale - affiliates                          (4,900)            (24.7)           (20,423)         (36.8)
Fuel expense                                          (4,410)             (4.8)            12,016            5.9
Purchased power - non-affiliates                      (3,412)            (35.7)           (24,961)         (65.1)
Purchased power - affiliates                             322               5.5            (26,588)         (52.6)
Other operation expense                                2,818               7.8             16,149           16.9
Maintenance expense                                    1,883              14.3             15,871           39.2
Taxes other than income taxes                          3,033              27.3              7,295           21.6
Other, net                                            (2,391)           (121.7)            (3,277)         (81.4)
Interest expense, net                                   (406)             (8.5)            (4,245)         (23.6)
                                                ---------------------- ------------- ------------------- -----------

     Retail sales. Excluding fuel revenues, which generally do not affect net income, retail sales revenue increased by $12.6 million, or 15.0%, in the third quarter 2002 and by $34.9 million, or 15.9%, year-to-date 2002 when compared to the corresponding periods in 2001 primarily due to the retail rate increase which took effect in January 2002 and, to a lesser extent, higher retail energy sales. (Reference is made to Note (K) in the "Notes to the Condensed Financial Statements" herein for additional information.) Retail energy sales in the third quarter 2002 compared to the same period in 2001 increased for residential and commercial customers by 3.7% and 0.5%, respectively, while sales to industrial customers decreased by 2.4%. For year-to-date 2002 as compared to the corresponding period in 2001, total retail sales increased 4.0% and 1.8% for residential and commercial customers, respectively, and decreased 1.4% for industrial customers. Energy sales to industrial customers continue to be affected by the sluggish economy.

     Sales for resale - non-affiliates. During the third quarter 2002 sales for resale to non-affiliates were lower than the amounts recorded in the same period in 2001 mainly due to decreased demand from these customers. The year-to-date 2002 increase in sales for resale to non-affiliates is primarily due to increased demand for energy by non-affiliates and commercial operation in May 2001 of Plant Daniel Units 3 and 4 when compared to the corresponding periods in 2001.

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Sales for resale - affiliates and Purchased power - affiliates. Revenues from sales for resale to affiliated companies, as well as purchases of energy, within the SOUTHERN system will vary depending on demand and the availability and cost of generating resources at each company. These transactions do not have a significant impact on earnings.

     Fuel expense. In the third quarter 2002, fuel expense decreased as a result of lower unit fuel prices when compared to the same period in the prior year. For year-to-date 2002, higher fuel expenses as compared to 2001 resulted from increased generation. Since energy expenses are generally offset by energy revenues through MISSISSIPPI's retail and wholesale fuel cost recovery clauses, these expenses do not have a significant impact on earnings.

     Purchased power - non-affiliates. During the third quarter 2002 and year-to-date 2002, purchased power from non-affiliates decreased as a result of lower costs associated with these energy purchases and the utilization of electricity within the SOUTHERN system when compared to the corresponding periods in 2001. Throughout the SOUTHERN system, an additional 2,279 megawatts of generation has been placed into commercial operation during 2002. These purchased power transactions do not have a significant impact on net income since energy expenses are generally offset by energy revenues through MISSISSIPPI's retail and wholesale fuel cost recovery clauses.

     Other operation expense. Other operation expense increased in the third quarter 2002 primarily due to higher administrative and general expenses. The year-to-date 2002 increase was largely related to lease payments associated with the commercial operation of Plant Daniel Units 3 and 4, which began in May 2001.

     Maintenance expense. Maintenance expense was higher during the third quarter 2002 and year-to-date 2002 when compared to the same periods in the prior year primarily due to scheduled maintenance performed at Plant Watson and Plant Daniel in 2002.

     Taxes other than income taxes. For the third quarter 2002 and year-to-date 2002, the increases in taxes other than income taxes are primarily attributed to additional property taxes related to the commercial operation of Plant Daniel Units 3 and 4.

     Other, net. The reduction in other, net for the third quarter 2002 and year-to-date 2002 is mostly related to project work requested by customers in the corresponding periods of 2001.

     Interest expense, net. Decreases in this item for the third quarter 2002 and year-to-date 2002 when compared to the same periods in the prior year are largely a result of lower interest rates on long-term debt and notes payable outstanding.

Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors including regulatory matters and the effect of weather and the economy on energy sales.

     In December 2001, the Mississippi PSC approved MISSISSIPPI's annual retail rate increase of approximately $39 million, which became effective in January 2002. For additional information, see Note (K) in the "Notes to the Condensed Financial Statements" herein.

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of MISSISSIPPI in the Form 10-K regarding the settlement agreement between MISSISSIPPI and certain wholesale customers to increase its wholesale tariff rates effective June 1, 2002. On April 19, 2002, the FERC accepted for filing the settlement agreement and placed the new tariff rates in effect June 1, 2002, without modifying the agreement reached between MISSISSIPPI and its customers. For additional information, see Note (L) in the "Notes to the Condensed Financial Statements" herein.

     With the enactment of the Energy Act and new legislation being discussed at the federal level to expand customer choice, MISSISSIPPI is positioning the business to meet the challenge of increasing competition. For additional information, see Item 1 - BUSINESS - "Competition" and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of MISSISSIPPI in the Form 10-K.

     MISSISSIPPI's business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury and citizen enforcement of environmental requirements, has increased generally throughout the United States; in particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent.

     MISSISSIPPI's 2002 ECO Plan filing was approved, as filed, by the Mississippi PSC on March 5, 2002, and resulted in a slight increase in rates. Compliance costs related to the Clean Air Act could affect earnings if such costs cannot continue to be recovered. For additional information about the Clean Air Act and other environmental issues, including the EPA litigation, see
Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" and Note 3 to the financial statements of MISSISSIPPI in the Form 10-K.

     On April 25, 2002, the Stakeholder Advisory Committee met and selected the candidates that will be considered for the SeTrans ISA. On June 27, 2002, SOUTHERN and other SeTrans sponsors submitted a Petition for Declaratory Order seeking the FERC's approval of the SeTrans governance structure and the selection process for the ISA, as well as guidance on various issues. The FERC granted the petition on October 10, 2002, approving the governance structure and the selection process for the ISA. The FERC also provided guidance on other issues identified in the petition. On November 1, 2002, the SeTrans sponsors announced that they had selected the team of ESB International, Ltd. ("ESBI") and Accenture LLP as the preferred candidate for ISA. Should negotiations with this candidate successfully conclude with final agreement among the parties, the sponsors intend to seek any regulatory or other approvals necessary for formation of the SeTrans RTO and the approval of ESBI/Accenture to serve in the capacity of SeTrans ISA. Reference is made to Item 1 - BUSINESS - "Certain Factors Affecting the Industry" and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Industry Restructuring" of MISSISSIPPI in the Form 10-K for additional information.

     On July 31, 2002, the FERC issued a notice of proposed rulemaking entitled "Remedying Undue Discrimination Through Open Access Transmission Service and Standard Electricity Market Design." The FERC has indicated that the proposal, if adopted, would (among other things): (i) require transmission assets of jurisdictional utilities to be operated by an independent entity; (ii) establish a standard market design; (iii) establish a single type of transmission service that applies to all customers; (iv) assert jurisdiction over the transmission component of bundled retail service; (v) establish a generation reserve margin;
(vi) establish bid caps for day-ahead and spot energy markets; and (vii) revise the FERC policy on the pricing of transmission

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


expansions. The FERC has revised the comment schedule such that comments on certain issues are due on November 15, 2002, and comments on other issues are due on January 10, 2003. Reply comments are due on February 17, 2003. Any impact of this proposal on SOUTHERN and its subsidiaries will depend on the form in which final rules may be ultimately adopted.

     Reference is made to Note 6 to MISSISSIPPI's financial statements in the Form 10-K regarding Long-Term Capacity Sales Agreements. MISSISSIPPI has entered into a capacity sales contract under which minimum capacity revenues to MISSISSIPPI would average approximately $21 million annually through May 2011. The customer for that capacity, a subsidiary of Dynegy Inc. ("Dynegy"), is currently experiencing liquidity problems and has had its credit rating reduced below investment grade. Dynegy has provided MISSISSIPPI with a letter of credit expiring in February 2003 totaling $26 million (approximately 15 months of capacity payments). This letter of credit can be drawn if it is not replaced by acceptable security prior to expiration or if there is a default under the contract. In the event of such a default, and if MISSISSIPPI was unable to resell that capacity in the market, future earnings could be affected. The outcome cannot now be determined.

     Reference is made to Notes (C) through (E), (K), (L) and (Q) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential. Reference is also made to Part II - Item 1 - "Legal Proceedings" herein. Reference is also made to Note (E) in the "Notes to the Condensed Financial Statements" herein for information relating to certain lawsuits regarding the installation of fiber optic cable over MISSISSIPPI's existing easements.

Accounting Policies

Critical Policies

MISSISSIPPI's significant accounting policies are described in Note 1 to the financial statements of MISSISSIPPI in Item 8 of the Form 10-K. MISSISSIPPI's critical accounting policies involve rate regulation and lease accounting. MISSISSIPPI is subject to the provisions of FASB Statement No. 71, "Accounting for the Effects of Certain Types of Regulation." In the event that a portion of MISSISSIPPI's operations is no longer subject to these provisions, MISSISSIPPI would be required to write off related regulatory assets and liabilities that are not specifically recoverable and determine if any other assets, including plant, have been impaired.

    Additionally, MISSISSIPPI accounts for its lease agreement with Escatawpa Funding, Limited Partnership ("Escatawpa") as an operating lease. Under this agreement, Escatawpa, a special purpose entity, is owner-lessor of the combined-cycle generating units at MISSISSIPPI's Plant Daniel. MISSISSIPPI does not consolidate this entity since parties unrelated to MISSISSIPPI have made substantive residual equity capital investments in excess of 3 percent. In June 2002, the FASB issued an exposure draft for comment of a proposed interpretation on "Consolidation of Certain Special-Purpose Entities," an interpretation of Accounting Research Bulletin No. 51. It is expected that the exposure draft would be finalized by year end, with an effective date for existing transactions subject to the interpretation, including MISSISSIPPI's lease transaction, to be implemented on April 1, 2003. This interpretation is in draft form; the final pronouncement may differ from the draft. However, in its current draft form, MISSISSIPPI would be deemed to be the "primary beneficiary" of its lease arrangement with Escatawpa and would be required to consolidate the leased asset and
                                       73

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


related debt on its books or to restructure the existing arrangement to comply with the final rules. Until final rules are approved by the FASB, MISSISSIPPI will continue to analyze the impact of the exposure draft. MISSISSIPPI's current operating lease arrangement with Escatawpa has been reviewed and approved by the Mississippi PSC and is reflected and approved for recovery in both its retail and wholesale rate jurisdictions. Consolidation of the leased asset and related debt could require MISSISSIPPI to seek additional regulatory review.

New Accounting Standards

In June 2001, the FASB issued Statement No. 143, "Asset Retirement Obligations," which establishes new accounting and reporting standards for legal obligations associated with retiring assets. The liability for an asset's future retirement must be recorded in the period in which the liability is incurred. The cost must be capitalized as part of the related long-lived asset and depreciated over the asset's useful life. Changes in the liability resulting from the passage of time will be recognized as operating expenses. Statement No. 143 must be adopted by January 1, 2003. MISSISSIPPI is currently assessing the impact of adopting Statement No. 143 on its financial statements.

     In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Statement No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. Disposal activities which are addressed in Statement No. 146 include the termination benefits provided to current employees that are involuntarily terminated, costs to terminate a contract that is not a capital lease and costs to consolidate facilities or relocate employees. Statement No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. MISSISSIPPI does not expect that adoption of Statement No. 146 will have a material impact on its financial statements.

     Reference is made to Note 1 to the financial statements of MISSISSIPPI in
Item 8 of the Form 10-K regarding MISSISSIPPI's adoption of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. Recent accounting changes have been issued by the Emerging Issues Task Force ("EITF") of the FASB. These changes will require certain energy trading contracts that are currently marked to market to be accounted for under the accrual basis. These changes will also require certain trading activities to be recorded on a net basis for income statement presentation. The new rules will be effective January 1, 2003. MISSISSIPPI is in the process of determining the impact of this recently issued guidance. However, in many cases, MISSISSIPPI's current transactions meet the normal purchases and sale exception under FASB Statement No. 133 and are already accounted for under the accrual basis.



FINANCIAL CONDITION

Overview

Major changes in MISSISSIPPI's financial condition during the first nine months of 2002 included the addition of approximately $48.9 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations. See MISSISSIPPI's Condensed Statements of Cash Flows herein for further details.

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Off-Balance Sheet Financing Arrangements

In May 2001, MISSISSIPPI began the initial 10-year term of an operating lease agreement signed in 1999 with Escatawpa, a special purpose entity, to use a combined-cycle generating facility located at MISSISSIPPI's Plant Daniel. The facility cost approximately $370 million. The lease provides for a residual value guarantee -- approximately 71 percent of the completion cost -- by MISSISSIPPI that is due upon termination of the lease in certain circumstances. Reference is made to Note 4 to the financial statements of MISSISSIPPI in Item 8 of the Form 10-K and to "Critical Policies" above for additional information.

Credit Rating Risk

MISSISSIPPI does not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain fixed-price physical gas purchase contracts that could require collateral -- but not accelerated payment -- in the event of a credit rating change to below investment grade; however, at September 30, 2002, this exposure was immaterial.

Exposure to Market Risks

MISSISSIPPI's market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2001 reporting period. In addition, MISSISSIPPI is not aware of any facts or circumstances that would significantly affect such exposures in the near term.

     Due to cost-based rate regulations, MISSISSIPPI has limited exposure to market volatility in interest rates, commodity fuel prices and prices of electricity. To mitigate residual risks relative to movements in electricity prices, MISSISSIPPI enters into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market and, to a lesser extent, similar contracts for gas purchases. MISSISSIPPI has also implemented retail fuel hedging programs at the instruction of its PSC and wholesale fuel hedging programs under agreements with customers. The fair value of derivative, fuel and energy contracts is as follows:

                                             Third Quarter
                                                 2002              Year-to-Date
                                              Changes                Changes
    ---------------------------------- ----------------------------------------
                                                      Fair Value
    ---------------------------------- ----------------------------------------
                                                     (in thousands)
   Contracts beginning of period             $6,844                  $(3,830)
   Contracts realized or settled               (105)                    (296)
   New contracts at inception                     -                        -
   Changes in valuation techniques                -                        -
   Current period changes                     2,770                   13,635
   ---------------------------------- -------------------------- --------------
   Contracts at September 30, 2002           $9,509                $   9,509
   ================================== ========================== ==============

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


                                        Source of September 30, 2002
                                              Valuation Prices
    ----------------------------------- -------------------------------------------
                                                               Maturity
                                              Total      ---------------------------
                                            Fair Value     Year 1         1-3 Years
     ----------------------------------- -------------------------------------------
                                                             (in thousands)
    Actively quoted                        $9,509          $8,239            $1,270
    External sources                           -                -                 -
    Models and other methods                   -                -                 -
    ----------------------------------- --------------- ---------------------------
    Contracts at September 30, 2002        $9,509          $8,239            $1,270
    =================================== =============== ===========================

     Unrealized gains and losses from mark to market adjustments on contracts related to the retail and wholesale fuel hedging programs are recorded as regulatory assets and liabilities. At September 30, 2002, MISSISSIPPI had approximately $9.5 million in regulatory liabilities related to unrealized gains on mark to market derivative contracts associated with its fuel hedging programs. Realized gains and losses from these programs are included in fuel expense and are recovered through MISSISSIPPI's energy cost management clauses. Reference is made to Note 1 to the financial statements of MISSISSIPPI in Item 8 of the Form 10-K and Note (L) in the "Notes to the Condensed Financial Statements" herein regarding the respective approvals of the retail and wholesale energy cost management clauses. Gains and losses on contracts that do not represent hedges are recognized in the Statements of Income as incurred. For the quarter and year-to-date periods ended September 30, 2002 and 2001, these amounts were not material.

     For additional information, reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Exposure to Market Risks" of MISSISSIPPI in the Form 10-K and Note 1 to the financial statements of MISSISSIPPI in Item 8 of the Form 10-K.

Financing Activities

In March 2002, MISSISSIPPI issued $80 million of Series D Floating Rate Senior Notes due March 12, 2004. The proceeds of the sale were used to repay $80 million of Series C Floating Rate Senior Notes due March 28, 2002. Also in March 2002, Mississippi Power Capital Trust II, a statutory business trust, sold $35 million of its 7.20% Trust Originated Preferred Securities, which are guaranteed by MISSISSIPPI, for the purpose of redeeming in May 2002 $35 million of Mississippi Power Capital Trust I 7.75% Trust Originated Preferred Securities.

     In October 2002, MISSISSIPPI sold through public authorities an aggregate principal amount of $42.625 million of Mississippi Business Finance Corporation Pollution Control Revenue Refunding Bonds, Series 2002 due September 1, 2028. The proceeds of this sale will be used to redeem (i) $16.75 million aggregate principal amount of Harrison County, Mississippi Pollution Control Revenue Refunding Bonds, Series 1992; (ii) $18 million aggregate principal amount of Jackson County, Mississippi Pollution Control Revenue Refunding Bonds, Series 1993; and (iii) $7.875 million aggregate principal amount of Mississippi Business Finance Corporation Water Pollution Control Revenue Refunding Bonds, Series 1993.

     MISSISSIPPI plans to continue, to the extent possible, a program to retire higher-cost debt and replace these securities with lower-cost capital.

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS of MISSISSIPPI under "Capital Requirements for Construction," "Environmental Matters" and "Other Capital Requirements" and Note 3 to the financial statements in the Form 10-K for a description of MISSISSIPPI's capital requirements for its construction program, environmental compliance efforts and maturities of long-term debt.

Sources of Capital

In addition to the financing activities previously described herein, MISSISSIPPI plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings -- if needed -- will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1
- BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, MISSISSIPPI had at September 30, 2002, approximately $45.3 million of cash and cash equivalents and $60 million of unused committed credit arrangements with banks that expire in 2002 and $77.5 million that expire in 2003. The credit arrangements provide liquidity support to MISSISSIPPI's obligations with respect to variable rate pollution control bonds and commercial paper. MISSISSIPPI may also meet short-term cash needs through a SOUTHERN subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of MISSISSIPPI and other SOUTHERN subsidiaries. At September 30, 2002, MISSISSIPPI had no outstanding notes payable. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                                SAVANNAH ELECTRIC
                                       AND
                                  POWER COMPANY


                                   SAVANNAH ELECTRIC AND POWER COMPANY
                                 CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                                         For the Three Months             For the Nine Months
                                                                         Ended September 30,              Ended September 30,
                                                                         2002          2001               2002           2001
                                                                        -----         -----               ----           ----
                                                                          (in thousands)                   (in thousands)

Operating Revenues:
Retail sales                                                             $ 93,530        $88,398       $222,770       $217,533
Sales for resale --
  Non-affiliates                                                            1,728          3,808          4,758          7,382
  Affiliates                                                                  957            638          3,119          2,516
Other revenues                                                                756            739          2,062          1,813
                                                                         --------        -------       --------       --------
Total operating revenues                                                   96,971         93,583        232,709        229,244
                                                                         --------        -------       --------       --------
Operating Expenses:
Operation --
  Fuel                                                                     18,805         18,096         41,881         40,609
  Purchased power --
    Non-affiliates                                                          2,270         13,510          5,404         21,592
    Affiliates                                                             23,117         12,391         52,640         41,096
Other                                                                      13,796         12,523         39,794         36,803
Maintenance                                                                 5,273          4,336         18,045         15,333
Depreciation and amortization                                               5,072          6,461         17,660         19,381
Taxes other than income taxes                                               3,984          3,934         11,172         10,679
                                                                         --------        -------       --------       --------
Total operating expenses                                                   72,317         71,251        186,596        185,493
                                                                         --------        -------       --------       --------
Operating Income                                                           24,654         22,332         46,113         43,751
Other Income (Expense):
Interest income                                                                33             33             60            150
Other, net                                                                   (566)          (310)        (1,126)        (1,495)
                                                                         --------        -------       --------       --------
Earnings Before Interest and Income Taxes                                  24,121         22,055         45,047         42,406
                                                                         --------        -------       --------       --------
Interest and Other:
Interest expense, net                                                       2,821          3,049          8,295          9,589
Distributions on preferred securities of subsidiary                           685            685          2,055          2,055
                                                                         --------        -------       --------       --------
Total interest and other, net                                               3,506          3,734         10,350         11,644
                                                                         --------        -------       --------       --------
Earnings Before Income Taxes                                               20,615         18,321         34,697         30,762
Income taxes                                                                7,467          7,012         12,712         11,753
                                                                         --------        -------       --------       --------

Net Income Before Cumulative Effect of
  Accounting Change                                                        13,148         11,309         21,985         19,009
Cumulative effect of accounting change --
  less income taxes of $14 thousand                                             -              -              -             22
                                                                         --------       --------      ---------       --------

Net Income                                                               $ 13,148       $ 11,309      $  21,985       $ 19,031
                                                                         ========       ========      =========       ========


  The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.


                                                 SAVANNAH ELECTRIC AND POWER COMPANY
                                              CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                          For the Nine Months
                                                                                          Ended September 30,
                                                                                          2002           2001
                                                                                          ----           ----
                                                                                            (in thousands)
Operating Activities:
Net income                                                                               $  21,985      $  19,031
Adjustments to reconcile net income
 to net cash provided from operating activities --
      Depreciation and amortization                                                         19,109         20,865
      Deferred income taxes and investment tax credits, net                                 (6,593)       (10,667)
      Other, net                                                                             1,632          5,273
      Changes in certain current assets and liabilities --
         Receivables, net                                                                   (1,090)         1,468
         Fossil fuel stock                                                                   1,663           (973)
         Materials and supplies                                                              3,572           (633)
         Accounts payable                                                                    4,121        (13,186)
         Other                                                                               2,700         27,760
                                                                                         ---------       --------
Net cash provided from operating activities                                                 47,099         48,938
                                                                                         ---------       --------
Investing Activities:
Gross property additions                                                                   (26,354)       (25,404)
Other, net                                                                                  (2,192)          (472)
                                                                                         ---------       --------
Net cash used for investing activities                                                     (28,546)       (25,876)
                                                                                         ---------       --------
Financing Activities:
Decrease in notes payable, net                                                             (26,467)       (19,160)
Proceeds --
   Senior notes                                                                                  -         65,000
   Other long-term debt                                                                     25,840              -
   Capital contributions from parent company                                                 1,437            277
Retirements --
   First mortgage bonds                                                                       (436)       (20,642)
   Other long-term debt                                                                          -        (30,630)
Payment of common stock dividends                                                          (17,025)       (16,300)
Other                                                                                          (72)          (394)
                                                                                         ---------       --------
Net cash used for financing activities                                                     (16,723)       (21,849)
                                                                                         ---------       --------
Net Increase in Cash and Cash Equivalents                                                    1,830          1,213
Cash and Cash Equivalents at Beginning of Period                                             2,391              -
                                                                                         ---------       --------
Cash and Cash Equivalents at End of Period                                                 $ 4,221        $ 1,213
                                                                                         =========       ========
Supplemental Cash Flow Information:
Cash paid during the period for --
   Interest (net of amount capitalized)                                                     $8,559        $10,503
   Income taxes (net of refunds)                                                           $18,881        ($1,982)







          The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.



                                            SAVANNAH ELECTRIC AND POWER COMPANY
                                            CONDENSED BALANCE SHEETS (UNAUDITED)


                                                                                   At September 30,       At December 31,
Assets                                                                                   2002                  2001
------                                                                             ---------------        ---------------
                                                                                                (in thousands)
Current Assets:
Cash and cash equivalents                                                             $ 4,221               $ 2,391
Receivables --
  Customer accounts receivable                                                         42,788                29,959
  Under recovered retail fuel clause revenue                                                -                11,974
  Other accounts and notes receivable                                                   2,863                 2,882
  Affiliated companies                                                                  1,627                 1,170
  Accumulated provision for uncollectible accounts                                       (703)                 (500)
Fossil fuel stock, at average cost                                                      8,188                 9,851
Materials and supplies, at average cost                                                 9,396                12,969
Prepaid taxes                                                                          19,449                12,511
Other                                                                                   4,492                   586
                                                                                   ----------            ----------
Total current assets                                                                   92,321                83,793
                                                                                   ----------            ----------
Property, Plant, and Equipment:
In service                                                                            886,141               855,290
Less accumulated provision for depreciation                                           420,427               402,492
                                                                                   ----------            ----------
                                                                                      465,714               452,798
Construction work in progress                                                           4,762                 8,540
                                                                                   ----------            ----------
Total property, plant, and equipment                                                  470,476               461,338
                                                                                   ----------            ----------
Other Property and Investments                                                          3,460                 2,742
                                                                                   ----------            -----------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                                               11,840                12,283
Cash surrender value of life insurance for deferred compensation plans                 20,477                20,002
Debt expense, being amortized                                                           3,074                 3,197
Premium on reacquired debt, being amortized                                             6,415                 6,890
Other                                                                                   8,732                 4,498
                                                                                   ----------            ----------
Total deferred charges and other assets                                                50,538                46,870
                                                                                   ----------            ----------
 Total Assets                                                                      $  616,795            $  594,743
                                                                                   ==========            ==========










  The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.




                                        SAVANNAH ELECTRIC AND POWER COMPANY
                                        CONDENSED BALANCE SHEETS (UNAUDITED)


                                                                               At September 30,       At December 31,
Liabilities and Stockholder's Equity                                                 2002                  2001
------------------------------------                                          -----------------       ---------------
                                                                                               (in thousands)
Current Liabilities:
Securities due within one year                                                    $  20,906             $   1,178
Notes payable                                                                         5,692                32,159
Accounts payable --
  Affiliated                                                                         10,772                 5,087
  Other                                                                               8,859                10,160
Customer deposits                                                                     6,095                 6,237
Taxes accrued --
  Income taxes                                                                        3,012                 2,587
  Other                                                                               4,634                 1,668
Interest accrued                                                                      5,025                 4,014
Vacation pay accrued                                                                  2,448                 2,361
Other                                                                                11,353                 9,097
                                                                                  ---------             ---------
Total current liabilities                                                            78,796                74,548
                                                                                  ---------             ---------
Long-term debt                                                                      166,385               160,709
                                                                                  ---------             ---------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                                    78,230                77,331
Deferred credits related to income taxes                                             12,778                13,776
Accumulated deferred investment tax credits                                           9,455                 9,952
Employee benefits provisions                                                         31,922                27,486
Other                                                                                15,914                14,023
                                                                                  ---------             ---------
Total deferred credits and other liabilities                                        148,299               142,568
                                                                                  ---------             ---------
Company obligated mandatorily redeemable preferred
securities of subsidiary trusts holding company junior
subordinated notes                                                                   40,000                40,000
                                                                                  ---------             ---------
Common Stockholder's Equity:
Common stock, par value $5 per share --
  Authorized  - 16,000,000 shares
  Outstanding - 10,844,635 shares
  Par value                                                                          54,223                54,223
Paid-in capital                                                                      14,264                12,827
Retained earnings                                                                   114,828               109,868
                                                                                  ---------             ---------
Total common stockholder's equity                                                   183,315               176,918
                                                                                  ---------             ---------
Total Liabilities and Stockholder's Equity                                        $ 616,795             $ 594,743
                                                                                  =========             =========





The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.


                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    THIRD QUARTER 2002 vs. THIRD QUARTER 2001
                                       AND
                     YEAR-TO-DATE 2002 vs. YEAR-TO-DATE 2001


RESULTS OF OPERATIONS

Earnings

SAVANNAH's net income for the third quarter 2002 and year-to-date 2002 was $13.1 million and $22.0 million, respectively, as compared to $11.3 million and $19.0 million for the corresponding periods of 2001. Earnings increased by $1.8 million, or 16.3%, in the third quarter 2002 and increased by $3.0 million, or 15.5%, year-to-date 2002. The increases in earnings for both periods in 2002 were primarily due to higher operating revenues and lower depreciation and amortization expenses, offset somewhat by higher operation and maintenance expenses, and higher purchased power capacity expenses.

     Significant income statement items appropriate for discussion include the following:

                                                              Increase (Decrease)
                                       ------------------------------------------------------------------
                                                  Third Quarter                     Year-To-Date
                                       ------------------------------------- ----------------------------
                                           (in thousands)           %          (in thousands)          %
Retail sales                              $   5,132                5.8          $   5,237            2.4
Sales for resale - non-affiliates            (2,080)             (54.6)            (2,624)         (35.5)
Sale for resale - affiliates                    319               50.0                603           24.0
Purchased power - non-affiliates            (11,240)             (83.2)           (16,188)         (75.0)
Purchased power - affiliates                 10,726               86.6             11,544           28.1
Other operation expense                       1,273               10.2              2,991            8.1
Maintenance expense                             937               21.6              2,712           17.7
Depreciation and amortization                (1,389)             (21.5)            (1,721)          (8.9)
Interest expense, net                          (228)              (7.5)            (1,294)         (13.5)
                                       ----------------------- ------------- ------------------- --------

     Retail sales. Excluding fuel revenues, which do not affect net income, retail sales revenue increased by $6.3 million, or 12.3%, for the third quarter 2002 and by $11.2 million, or 8.9%, for year-to-date 2002 when compared to the same periods in the prior year primarily as a result of increased demand due to hotter weather, growth in the number of customers served and the impact of the base rate increase. Energy sales in the third quarter 2002 increased by 7.8%, 7.5% and 9.3% to residential, commercial and industrial customers, respectively, when compared to the corresponding periods in 2001. Year-to-date energy sales increased to residential and commercial customers by 4.1% and 6.9%, respectively, while industrial energy sales were down slightly by 0.6%.

     Sales for resale - non-affiliates. Sales for resale to non-affiliates during the third quarter 2002 and year-to-date 2002 decreased when compared to the same periods in 2001 primarily due to lower demand for energy by non-affiliates. These transactions do not have a significant impact on earnings since the energy is usually sold at variable cost.

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Sales for resale - affiliates. Revenues from sales for resale to affiliated companies within the SOUTHERN system will vary depending on demand and the availability and cost of generating resources at each company. These transactions do not have a significant impact on earnings.

     Purchased power - non-affiliates. Decreases in purchased power from non-affiliates for the third quarter 2002 and year-to-date 2002 are directly related to the 7 1/2 year PPA between SAVANNAH and SOUTHERN POWER for energy and capacity from Plant Wansley Units 6 and 7 which began operation in June 2002. The energy which was previously purchased from non-affiliated companies is now being purchased from affiliates. Throughout the SOUTHERN system, an additional 2,279 megawatts of generation has been placed into commercial operation during 2002. Non-affiliated transactions are primarily energy and do not have a significant impact on earnings, as energy costs are generally recovered through SAVANNAH's fuel cost recovery clause.

     Purchased power - affiliates. As noted above, the increase in purchased power from affiliates was due to the new PPA with SOUTHERN POWER which became effective June 2002. The annual capacity costs of this PPA are approximately $14.0 million. The capacity costs of the PPA will be recovered through base rates and the energy component is recovered through the fuel cost recovery clause. (Reference is made to Note (M) in the "Notes to the Condensed Financial Statements" herein.) Purchased power-affiliates also includes energy purchases which will vary depending on demand and cost of generation resources at each company. These energy costs are recovered through the fuel cost recovery clause and have no significant impact on earnings.

     Other operation expense. During the third quarter 2002 and year-to-date 2002, other operation expense increased when compared to the corresponding periods in 2001. The third quarter 2002 and year-to-date 2002 increases are primarily attributed to higher distribution expenses and higher administrative and general expenses.

     Maintenance expense. The third quarter 2002 and year-to-date 2002 increases when compared to the corresponding periods in 2001 are primarily a result of scheduled maintenance outages at Plant Kraft and amortization of expenses for a major maintenance project on the combustion turbines at Plant McIntosh.

     Depreciation and amortization. This item decreased in the third quarter 2002 and year-to-date 2002 primarily as a result of discontinuing accelerated depreciation and beginning to amortize the regulatory liability for accelerated depreciation back to the customers in June 2002, in accordance with the new retail rate order. (Reference is made to Note (M) in the "Notes to the Condensed Financial Statements" herein.)

     Interest expense, net. A reduction in outstanding debt and lower interest rates are the reasons for the decreases in interest expense, net in the third quarter 2002 and year-to-date 2002 when compared to the same periods in 2001.

Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors including regulatory matters and the effects of weather and the economy on energy sales. For information regarding the results of a recent rate filing, reference is made to Note (M) in the "Notes to the Condensed Financial Statements" herein for additional information.

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

     SAVANNAH's business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury and citizen enforcement of environmental requirements, has increased generally throughout the United States; in particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. Although the ultimate outcome of such litigation currently filed against SAVANNAH cannot be predicted at this time, management does not anticipate that the liabilities, if any, arising from such proceedings would have a material adverse effect on SAVANNAH's financial position, results of operations or cash flows.

     Compliance costs related to the Clean Air Act and other environmental issues could affect earnings if such costs cannot be recovered. For additional information about the Clean Air Act and other environmental issues, including the EPA litigation, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" and Note 3 to the financial statements of SAVANNAH in the Form 10-K.

     On April 25, 2002, the Stakeholder Advisory Committee met and selected the candidates that will be considered for the SeTrans ISA. On June 27, 2002, SOUTHERN and other SeTrans sponsors submitted a Petition for Declaratory Order seeking the FERC's approval of the SeTrans governance structure and the selection process for the ISA, as well as guidance on various issues. The FERC granted the petition on October 10, 2002, approving the governance structure and the selection process for the ISA. The FERC also provided guidance on other issues identified in the petition. On November 1, 2002, the SeTrans sponsors announced that they had selected the team of ESB International, Ltd. ("ESBI") and Accenture LLP as the preferred candidate for ISA. Should negotiations with this candidate successfully conclude with final agreement among the parties, the sponsors intend to seek any regulatory or other approvals necessary for formation of the SeTrans RTO and the approval of ESBI/Accenture to serve in the capacity of SeTrans ISA. Reference is made to Item 1 - BUSINESS - "Certain Factors Affecting the Industry" and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Industry Restructuring" of SAVANNAH in the Form 10-K for additional information.

     SAVANNAH plans to retire a 102 megawatt peaking facility in May 2005. In June 2002, SAVANNAH entered into a fifteen-year PPA with SOUTHERN POWER to purchase 200 megawatts of capacity beginning in June 2005 from the planned combined-cycle plant at Plant McIntosh to be built and owned by SOUTHERN POWER. The annual capacity cost is expected to be approximately $14.5 million. The PPA is undergoing a certification process with the Georgia PSC. A decision is expected by December 17, 2002.

     On July 31, 2002, the FERC issued a notice of proposed rulemaking entitled "Remedying Undue Discrimination Through Open Access Transmission Service and Standard Electricity Market Design." The FERC has indicated that the proposal, if adopted, would (among other things): (i) require transmission assets of jurisdictional utilities to be operated by an independent entity; (ii) establish a standard market design; (iii) establish a single type of transmission service that applies to all customers; (iv) assert jurisdiction over the transmission component of bundled retail service; (v) establish a generation reserve margin;
(vi) establish bid caps for day-ahead and spot energy markets; and (vii) revise the FERC policy on the pricing of transmission expansions. The FERC has revised the comment schedule such that comments on certain issues are due on November 15, 2002 and comments on other issues are due on January 10, 2003. Reply

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


comments are due on February 17, 2003. Any impact of this proposal on SOUTHERN and its subsidiaries will depend on the form in which final rules may be ultimately adopted.

     Reference is made to Notes (C) through (E), (M) and (Q) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential. Reference is also made to Part II - Item 1 - "Legal Proceedings" herein. Reference is also made to Note (E) in the "Notes to the Condensed Financial Statements" herein for information relating to certain lawsuits regarding the installation of fiber optic cable over SAVANNAH's existing easements.

Accounting Policies

Critical Policy

SAVANNAH's significant accounting policies are described in Note 1 to the financial statements of SAVANNAH in Item 8 of the Form 10-K. SAVANNAH's only critical accounting policy involves rate regulation. SAVANNAH is subject to the provisions of FASB Statement No. 71, "Accounting for the Effects of Certain Types of Regulation." In the event that a portion of SAVANNAH's operations is no longer subject to these provisions, SAVANNAH would be required to write off related regulatory assets and liabilities that are not specifically recoverable and determine if any other assets, including plant, have been impaired.

New Accounting Standards

In June 2001, the FASB issued Statement No. 143, "Asset Retirement Obligations," which establishes new accounting and reporting standards for legal obligations associated with retiring assets. The liability for an asset's future retirement must be recorded in the period in which the liability is incurred. The cost must be capitalized as part of the related long-lived asset and depreciated over the asset's useful life. Changes in the liability resulting from the passage of time will be recognized as operating expenses. Statement No. 143 must be adopted by January 1, 2003. SAVANNAH is currently assessing the impact of adopting Statement No. 143 on its financial statements.

     In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Statement No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. Disposal activities which are addressed in Statement No. 146 include the termination benefits provided to current employees that are involuntarily terminated, costs to terminate a contract that is not a capital lease and costs to consolidate facilities or relocate employees. Statement No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. SAVANNAH does not expect that adoption of Statement No. 146 will have a material impact on its financial statements.

     Reference is made to Note 1 to the financial statements of SAVANNAH in Item 8 of the Form 10-K regarding SAVANNAH's adoption of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. Recent accounting changes have been issued by the Emerging Issues Task Force ("EITF") of the FASB. These changes will require certain energy trading contracts that are currently marked to market to be accounted for under the accrual basis. These changes will also require certain trading activities to be recorded on a net basis for income statement presentation. The new rules will be effective January 1, 2003. SAVANNAH is in the process of determining the impact of this recently issued guidance.

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


However, in many cases, SAVANNAH's current transactions meet the normal purchases and sale exception under FASB Statement No. 133 and are already accounted for under the accrual basis.


FINANCIAL CONDITION

Overview

Major changes in SAVANNAH's financial condition during the first nine months of 2002 included the addition of approximately $26.3 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations and the issuance of securities. See SAVANNAH's Condensed Statements of Cash Flows herein for further details.

Credit Rating Risk

SAVANNAH does not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.

Exposure to Market Risks

SAVANNAH's market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2001 reporting period. In addition, SAVANNAH is not aware of any facts or circumstances that would significantly affect such exposures in the near term.

     Due to cost-based rate regulations, SAVANNAH has limited exposure to market volatility in interest rates, commodity fuel prices and prices of electricity. To mitigate residual risks relative to movements in electricity prices, SAVANNAH enters into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market and, to a lesser extent, similar contracts for gas purchases. SAVANNAH has also implemented a retail fuel hedging program at the instruction of its PSC. The fair value of derivative energy contracts at September 30, 2002 is as follows:

                                           Third Quarter
                                               2002              Year-to-Date
                                              Changes               Changes
     ----------------------------------- ---------------------------------------
                                                        Fair Value
     ----------------------------------- ---------------------------------------
                                                       (in thousands)
     Contracts beginning of period           $ (47)                 $(1,053)
     Contracts realized or settled             297                      261
     New contracts at inception                  -                        -
     Changes in valuation techniques             -                        -
     Current period changes                    325                    1,367
     ----------------------------------- -------------------- ------------------
     Contracts at September 30, 2002          $575                 $    575
     =================================== ==================== ==================

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


                                                  Source of September 30, 2002
                                                         Valuation Prices
     ---------------------------------------- -----------------------------------------
                                                                         Maturity
                                                     Total     ------------------------
                                                 Fair Value     Year 1       1-3 Years
     ---------------------------------------- ----------------------------------------
                                                         (in thousands)
     Actively quoted                               $575          $575              -
     External sources                                -              -              -
     Models and other methods                        -              -              -
     ---------------------------------------- ------------- --------------------------
     Contracts at September 30, 2002               $575          $575              -
     ======================================== ============= ==========================

     Unrealized gains and losses from mark to market adjustments on contracts related to the retail fuel hedging programs are recorded as regulatory assets and liabilities. At September 30, 2002, SAVANNAH had approximately $578 thousand in regulatory liabilities related to unrealized gains on mark to market derivative contracts associated with its fuel hedging programs. Realized gains and losses from these programs are included in fuel expense and are recovered through SAVANNAH's fuel cost recovery clause. Gains and losses on contracts that do not represent hedges are recognized in the Statements of Income as incurred. For the quarter and year-to-date periods ended September 30, 2002 and 2001, these amounts were not material.

     For additional information, reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Exposure to Market Risks" of SAVANNAH in the Form 10-K and Note 1 to the financial statements of SAVANNAH in Item 8 of the Form 10-K.

Financing Activities

In September 2002, SAVANNAH entered into a three-year revolving credit agreement in the amount of $30 million. SAVANNAH immediately borrowed $25 million against this line, which will remain outstanding until the termination of the line on September 6, 2005. This long-term borrowing is priced at 6 months LIBOR + 37.5 basis points. The proceeds of the borrowing were used to pay off short-term indebtedness.

     On November 7, 2002, SAVANNAH issued $55 million of Series D 5.50% Senior Insured Quarterly Notes due November 15, 2017. The proceeds will be used to redeem in December 2002 $23.1 million outstanding aggregate principal amount of its First Mortgage Bonds, 7.40% Series due July 1, 2023 and $30 million outstanding aggregate principal amount of its Series A 6 5/8% Senior Retail Intermediate Bonds due March 17, 2015 and for general corporate purposes.

     SAVANNAH plans to continue, to the extent possible, a program to retire higher-cost debt and replace these securities with lower-cost capital.

Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS of SAVANNAH under "Capital Requirements for Construction," "Other Capital Requirements" and "Environmental Matters" in the Form 10-K for a description of SAVANNAH's capital requirements for its construction program, maturing debt and environmental compliance efforts.

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Sources of Capital

SAVANNAH plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings -- if needed -- will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1 - BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, SAVANNAH had at September 30, 2002 approximately $4.2 million of cash and cash equivalents and $65 million of committed credit arrangements with banks, of which $10 million expired on October 28, 2002, $40 million expires in 2003 and $15 million expires in 2005. The credit arrangements provide liquidity support to SAVANNAH's obligations with respect to variable rate pollution control bonds and commercial paper. SAVANNAH may also meet short-term cash needs through a SOUTHERN subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of SAVANNAH and other SOUTHERN subsidiaries. At September 30, 2002, SAVANNAH had outstanding $5.7 million of notes payable. Since SAVANNAH has no major generating plants under construction, management believes that the need for working capital can be adequately met by utilizing lines of credit.

                             SOUTHERN POWER COMPANY


                                          SOUTHERN POWER COMPANY
                                 CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                                        For the Three Months               For the Nine Months
                                                                         Ended September 30,               Ended September 30,
                                                                        2002            2001               2002           2001
                                                                        -------       -------              -----         ------
                                                                           (in thousands)                     (in thousands)

Operating Revenues:
Sales for resale --
  Non-affiliates                                                         $ 43,458        $ 12,999       $ 86,300        $ 12,999
  Affiliates                                                               92,445           1,603        126,592           1,603
Other revenues                                                                292               2            379               2
                                                                         --------        --------       --------        --------
Total Operating Revenues                                                  136,195          14,604        213,271          14,604
Operating Expenses:
Operation --
  Fuel                                                                     50,740           2,336         71,905           2,336
  Purchased power --
    Non-affiliates                                                         20,489             813         31,214             813
    Affiliates                                                              4,407           2,249          9,198           2,249
Other                                                                       6,597             782         14,999           2,474
Maintenance                                                                   934              45          1,805              45
Depreciation and amortization                                               6,294           1,307         11,779           1,307
Taxes other than income taxes                                               1,437               -          2,940               -
                                                                         --------        --------       --------        --------
Total operating expenses                                                   90,898           7,532        143,840           9,224
                                                                         --------        --------       --------        --------
Operating Income                                                           45,297           7,072         69,431           5,380
Other Income:
Interest income                                                                31              29            260              44
Other, net                                                                 (3,406)             36         (4,855)             36
                                                                         --------        --------       --------        --------
Earnings Before Interest and Income Taxes                                  41,922           7,137         64,836           5,460
                                                                         --------        --------       --------        --------
Interest and Other:
Interest expense, net                                                       3,167             260          4,362             261
                                                                         --------        --------       --------        --------
Earnings Before Income Taxes                                               38,755           6,877         60,474           5,199
Income taxes                                                               11,426             911         19,832             256
                                                                         --------        --------       --------        --------
Net Income                                                               $ 27,329        $  5,966       $ 40,642        $  4,943
                                                                         ========        ========       ========        ========








 The accompanying notes as they relate to SOUTHERN POWER are an integral part of these condensed statements.


                                         SOUTHERN POWER COMPANY
                                CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                     For the Nine Months
                                                                                     Ended September 30,
                                                                                     2002             2001
                                                                                     ----             ----
                                                                                        (in thousands)
Operating Activities:
Net income                                                                         $    40,642         $  4,943
Adjustments to reconcile net income
 to net cash provided from operating activities --
       Depreciation and amortization                                                    14,216            1,307
       Deferred income taxes and investment tax credits, net                             5,818                -
       Deferred revenues under purchased power agreements                               28,365            3,478
       Other, net                                                                        5,163            3,921
       Changes in certain current assets and liabilities --
          Receivables, net                                                             (38,015)          (8,398)
          Fossil fuel stock                                                             (3,429)          (3,378)
          Materials and supplies                                                          (435)          (5,731)
          Accounts payable                                                              18,766            6,468
          Taxes accrued                                                                 16,689            2,807
          Other                                                                          4,384             (389)
                                                                                   -----------         --------
Net cash provided from operating activities                                             92,164            5,028
                                                                                   -----------         --------
Investing Activities:
Gross property additions                                                            (1,062,304)        (417,440)
Construction payables, net                                                             (55,711)               -
Other                                                                                     (340)               -
                                                                                   -----------         --------
Net cash used for investing activities                                              (1,118,355)        (417,440)
                                                                                   -----------         --------
Financing Activities:
Increase in notes payable, net                                                         212,900          156,543
Proceeds --
   Senior notes                                                                        575,000                -
   Capital contributions from parent company                                           275,955          255,376
Retirements --
   Other long-term debt                                                                (17,001)               -
Other                                                                                  (24,326)             544
                                                                                   -----------         --------
Net cash provided from financing activities                                          1,022,528          412,463
                                                                                   -----------         --------
Net Increase (Decrease) in Cash and Cash Equivalents                                    (3,663)              51
Cash and Cash Equivalents at Beginning of Period                                         3,711                -
                                                                                   -----------         --------
Cash and Cash Equivalents at End of Period                                         $        48         $     51
                                                                                   ===========         ========
Supplemental Cash Flow Information:
Cash paid during the period for --
  Interest (net of amount capitalized)                                                     $-               $-
  Income taxes (net of refunds)                                                        $1,963               $-








The accompanying notes as they relate to SOUTHERN POWER are an integral part of these condensed statements.




                                                SOUTHERN POWER COMPANY
                                        CONDENSED BALANCE SHEETS (UNAUDITED)





                                                                             At September 30,        At December 31,
Assets                                                                             2002                   2001
                                                                             ----------------        ---------------
------                                                                                    (in thousands)

Current Assets:
Cash and cash equivalents                                                    $        48              $   3,711
Receivables --
  Customer accounts receivable                                                    10,134                  3,416
  Accumulated provision for uncollectible accounts                                  (350)                     -
  Affiliated companies                                                            49,863                  1,965
Fossil fuel stock, at average cost                                                 6,854                  3,425
Materials and supplies, at average cost                                            6,166                  5,731
Other                                                                             13,047                  9,391
                                                                             -----------              ---------
Total current assets                                                              85,762                 27,639
                                                                             -----------              ---------
Property, Plant, and Equipment:
In service                                                                       894,783                265,153

Less accumulated provision for depreciation                                       15,064                  3,291
                                                                             -----------              ---------
                                                                                 879,719                261,862
Construction work in progress                                                    931,680                500,358
                                                                             -----------              ---------
Total property, plant, and equipment                                           1,811,399                762,220
                                                                             -----------              ---------
Other Property and Investments:

Other                                                                                157                  9,059
                                                                             -----------              ---------
Total other property and investments                                                 157                  9,059
                                                                             -----------              ---------
Deferred Charges and Other Assets:
Accumulated deferred income taxes                                                 39,884                 11,915
Other                                                                             15,732                 12,024
                                                                             -----------              ---------
Total deferred charges and other assets                                           55,616                 23,939
                                                                             -----------              ---------
Total Assets                                                                 $ 1,952,934              $ 822,857
                                                                             ===========              =========








The accompanying notes as they relate to SOUTHERN POWER are an integral part of these condensed statements.





                                        SOUTHERN POWER COMPANY
                                CONDENSED BALANCE SHEETS (UNAUDITED)


                                                                        At September 30,        At December 31,
Liabilities and Stockholder's Equity                                          2002                   2001
------------------------------------                                    ----------------        ---------------
                                                                                      (in thousands)


Current Liabilities:

Notes payable--
   Affiliated                                                         $   212,212                $   950
   Other                                                                    1,638                      -
Accounts payable --
   Affiliated                                                               2,033                 26,135
   Other                                                                    7,686                  4,278
Taxes accrued --
   Income taxes                                                            14,147                    394
   Other                                                                    2,936                      -
Interest accrued                                                           11,582                      -
Other                                                                       2,898                    886
                                                                      -----------              ---------
Total current liabilities                                                 255,132                 32,643
                                                                      -----------              ---------
Long-term debt                                                            850,420                293,205
                                                                      -----------              ---------
Deferred Credits and Other Liabilities:
Due to affiliated companies                                                23,693                 23,415
Obligations under risk management activities                               57,565                    365
Deferred revenues under purchased power agreements                         30,096                  1,731
Other                                                                       3,559                  4,505
                                                                      -----------              ---------
Total deferred credits and other liabilities                              114,913                 30,016
                                                                      -----------              ---------
Common Stockholder's Equity:
  Authorized  - 1,000,000 shares
  Outstanding - 1,000 shares
Paid-in capital                                                           728,051                452,097
Retained earnings                                                          48,849                  8,207
Accumulated other comprehensive income                                    (44,431)                 6,689
                                                                      -----------              ---------
Total common stockholder's equity                                         732,469                466,993
                                                                      -----------              ---------
Total Liabilities and Stockholder's Equity                            $ 1,952,934              $ 822,857
                                                                      ===========              =========



 The accompanying notes as they relate to SOUTHERN POWER are an integral part of these condensed statements.


                                        SOUTHERN POWER COMPANY
                          CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)


                                                                       For the Three Months             For the Nine Months
                                                                       Ended September 30,              Ended September 30,
                                                                    -----------------------             -------------------
                                                                    2002               2001            2002            2001
                                                                         (in thousands)                   (in thousands)


Net Income                                                         $   27,329     $   5,966         $  40,642       $   4,943
Other comprehensive income:
  Changes in fair value of qualifying hedges, net of tax
   of $(11,773), $0, $(28,170), $0, respectively                      (25,226)            -           (51,418)              -
  Less: Reclassification adjustment for amounts included in net
   income, net of tax of $166, $0, $190, $0, respectively                 260             -               298               -
                                                                   ----------    ----------          --------      ----------
COMPREHENSIVE INCOME                                               $    2,363    $    5,966          $(10,478)     $    4,943
                                                                   ==========    ==========          ========      ==========

___________________________________________________________________________________________________________________________________




                                                         SOUTHERN POWER COMPANY
                                   CONDENSED STATEMENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME (UNAUDITED)


                                                                                              At                    At
                                                                                        September 30,          December 31,
                                                                                             2002                 2001
                                                                                        -------------          ------------
                                                                                                    (in thousands)

Balance at beginning of period                                                            $    6,689            $        -
Change in current period                                                                     (51,120)                6,689
                                                                                          ----------            ----------

BALANCE AT END OF PERIOD                                                                   $ (44,431)           $    6,689
                                                                                          ==========            ==========








  The accompanying notes as they relate to SOUTHERN POWER are an integral part of these condensed statements.

                             SOUTHERN POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    THIRD QUARTER 2002 vs. THIRD QUARTER 2001
                                       AND
                     YEAR-TO-DATE 2002 vs. YEAR-TO-DATE 2001


RESULTS OF OPERATIONS

Overview

SOUTHERN POWER was formed in January 2001 as a wholly owned subsidiary of SOUTHERN. SOUTHERN POWER owns, constructs and acquires SOUTHERN's new competitive contract-based wholesale generation assets. SOUTHERN POWER is the primary vehicle to develop SOUTHERN's position in the competitive contract-based wholesale generation market. SOUTHERN POWER began significant operations when Plant Dahlberg was transferred from GEORGIA in July 2001.

Earnings

In 2001 and through May 2002, Plant Dahlberg was SOUTHERN POWER's only electric generating facility in commercial operation. Plant Franklin Unit 1 and Plant Wansley Units 6 and 7 were placed in commercial operation in June 2002 and SOUTHERN POWER's PPAs with GEORGIA and SAVANNAH for those units went into effect. Also in June 2002, SOUTHERN POWER's PPAs with 11 electric municipal cooperatives in Georgia went into effect. Reference is made to "OUR BUSINESS -- Existing and Approved Power Purchase Agreements" and "OUR BUSINESS -- 2002 Power Purchase Agreements and Requirements Agreements" in the Southern Power Prospectus.

     SOUTHERN POWER's net income for third quarter 2002 and year-to-date 2002 was $27.3 million and $40.6 million, respectively, compared to $6.0 million and $4.9 million, respectively, for the corresponding periods of 2001. The increase in earnings for both reporting periods is primarily attributed to the sale of wholesale capacity and energy to affiliated and non-affiliated companies. A significant portion of this income is a result of the commercial operation of Plant Wansley Units 6 and 7 and Plant Franklin Unit 1 on June 1, 2002 and the initiation of PPAs for those units with GEORGIA and SAVANNAH. In addition, 2002 reflects a full nine months of Plant Dahlberg's operations and related PPAs with non-affiliates.

     Operating Revenues. In the third quarter 2002 and year-to-date 2002, operating revenues increased by $121.6 million and $198.7 million, respectively, when compared to the corresponding periods in 2001 primarily due to the commercial operation in June 2002 of Plant Wansley Units 6 and 7 and Plant Franklin Unit 1. Revenues for both of these reporting periods were mainly derived from PPAs with affiliated companies and, to a lesser extent, non-affiliated companies. Revenues from sales to affiliated companies through the SOUTHERN system power pool ("Southern Pool") that are not covered by PPAs and energy sales under PPAs will vary depending on demand and the availability and cost of generating resources at each company within the Southern Pool. These transactions do not have a significant impact on earnings, since the energy is generally sold at variable cost.

     Fuel expense. The third quarter 2002 and year-to-date 2002 increases in fuel expense are primarily attributed to commercial operation in June 2002 of Plant Wansley Units 6 and 7 and Plant Franklin Unit 1, when compared to the corresponding periods in 2001.

                             SOUTHERN POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Purchased power from non-affiliates. During the third quarter 2002 and year-to-date 2002, these purchases from non-affiliates increased in order to meet the demand for much larger contractual sales commitments and the fulfillment of those contracts using purchased energy in some cases.

     Purchased power from affiliates. These expenses in the third quarter 2002 and year-to-date 2002 increased as a result of much larger contractual sales commitments and the fulfillment of those contracts using purchased energy in some cases. Expenses from purchased power transactions will vary depending on demand and the availability and cost of generating resources accessible throughout the SOUTHERN system.

     Other operation expense. For the third quarter 2002 and year-to-date 2002, other operation expense increased when compared to the same periods in 2001. The increases are related to production expenses and administrative and general expenses resulting from the commercial operation in June 2002 of Plant Wansley Units 6 and 7 and Plant Franklin Unit 1. In addition, administrative and general expenses include the write-off in May 2002 of $2.9 million for previously deferred site investigation and site development costs associated with potential new plant sites that, after management review, are no longer considered probable for future development.

     Maintenance expense. The increases for the third quarter 2002 and year-to-date 2002 are directly related to commercial operation of Plant Dahlberg in May 2001 and Plant Wansley Units 6 and 7 and Plant Franklin Unit 1 in June 2002.

     Depreciation and amortization. The third quarter 2002 and year-to-date 2002 increases are primarily due to the increase of utility plant placed in service in June 2002.

     Taxes other than income taxes. In 2002, this item is related to property taxes for Plant Wansley Units 6 and 7 and Plant Franklin Unit 1.

     Other, net. The decreases for the third quarter 2002 and year-to-date 2002 are mainly attributed to unrealized losses on derivative energy contracts. See "Exposure to Market Risks" below for further information related to these contracts.

     Interest expense, net. Increases for the third quarter 2002 and year-to-date 2002 are primarily due to the increased amount of outstanding debt when compared to the corresponding periods in 2001. Debt increased due to the issuance of $575 million in senior notes in June 2002 and increased borrowings from SOUTHERN to support the ongoing construction program.

Effects of Inflation

SOUTHERN POWER is subject to long-term contracts and income tax laws that are based on the recovery of historical costs. While the inflation rate has been relatively low in recent years, it still has an adverse effect on SOUTHERN POWER because of its large investments in generating facilities with long economic lives. Conventional accounting for historical cost does not recognize this economic loss nor the partially offsetting gain that arises through financing facilities with fixed-money obligations such as long-term debt.

                             SOUTHERN POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Future Earnings Potential

The results of operations for the third quarter 2002 and year-to-date 2002 are not necessarily indicative of future earnings. The level of future earnings depends on numerous factors including regulatory matters, energy sales, creditworthiness of customers, completion of construction on new generating facilities and the total generating capacity available in the Super Southeast.

     SOUTHERN POWER's PPAs with non-affiliated counterparties have provisions that require the posting of collateral or an acceptable substitute guarantee in the event that S&P or Moody's downgrades the credit ratings of such counterparty to below-investment grade, or, if the counterparty is not rated, fails to maintain a minimum coverage ratio. The PPAs are expected to provide SOUTHERN POWER with a stable source of revenue during their respective terms. For additional information on PPAs, reference is made to MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS under "Future Earnings Potential" in the Southern Power Prospectus.

     In 2002, SOUTHERN POWER executed additional long-term power sales agreements whereby SOUTHERN POWER will sell capacity and energy from planned generating facilities. These contracts begin in 2005 and are subject to regulatory approval. Under these contracts, SOUTHERN POWER has the right, at its sole discretion, to supply capacity and energy under these arrangements from any resource available to them as part of the SOUTHERN system. Reference is made to Note (C) to SOUTHERN POWER's Condensed Consolidated Financial Statements for the six-month periods ended June 30, 2002 and 2001 in the Southern Power Prospectus.

     SOUTHERN POWER has capacity sale contracts with subsidiaries of Dynegy Inc. ("Dynegy"). Dynegy is currently experiencing liquidity problems and has had its credit rating reduced below investment grade. Minimum capacity revenues under one of these contracts average approximately $13 million annually through May 2005. Dynegy has provided a letter of credit expiring in February 2003 totaling $20 million (approximately 18 months of capacity payments) to SOUTHERN POWER. In addition, two one-year letters of credit totaling $50 million (approximately 14 months of capacity payments) were provided in April 2002 as security for obligations of affiliates of Dynegy under the Plant Franklin Unit 3 PPA beginning in 2005. These letters of credit can be drawn in the event of (a) a default under the PPA or (b) failure to renew the letters of credit prior to expiration. In the event of such a default, and if SOUTHERN POWER was unable to resell that capacity in the market, future earnings could be affected. The outcome cannot now be determined.

                             SOUTHERN POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Federal and state environmental regulatory agencies are actively considering and developing additional control strategies for emission of air pollution from all major sources of air pollution, particularly electric generating facilities. This includes the overall reduction of emission of nitrogen oxides ("NOx") in the eastern United States, the reduction of NOx and particulate matter emissions to reduce regional haze and visibility impairment in sensitive areas, the development of appropriate control standards and technologies for emissions of mercury and the reduction of so-called "greenhouse gases" (such as carbon dioxide) to address concerns over global climate change. For additional information, reference is made to MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS under "Future Earnings Potential - Environmental Matters" in the Southern Power Prospectus.

     SOUTHERN POWER's business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury and citizen enforcement of environmental requirements, has increased generally throughout the United States; in particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent.

     On April 25, 2002, the Stakeholder Advisory Committee met and selected the candidates that will be considered for the SeTrans ISA. On June 27, 2002, SOUTHERN and other SeTrans sponsors submitted a Petition for Declaratory Order seeking the FERC's approval of the SeTrans governance structure and the selection process for the ISA, as well as guidance on various issues. The FERC granted the petition on October 10, 2002, approving the governance structure and the selection process for the ISA. The FERC also provided guidance on the other issues identified in the petition. On November 1, 2002, the SeTrans sponsors announced that they had selected the team of ESB International, Ltd. ("ESBI") and Accenture LLP as the preferred candidate for ISA. Should negotiations with this candidate successfully conclude with final agreement among the parties, the sponsors intend to seek any regulatory or other approvals necessary for formation of the SeTrans RTO and the approval of ESBI/Accenture to serve in the capacity of SeTrans ISA. Reference is made to MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS under "FERC Matters" in the Southern Power Prospectus for additional information.

     On July 31, 2002, the FERC issued a notice of proposed rulemaking entitled "Remedying Undue Discrimination Through Open Access Transmission Service and Standard Electricity Market Design." The FERC has indicated that the proposal, if adopted, would (among other things): (i) require transmission assets of jurisdictional utilities to be operated by an independent entity; (ii) establish a standard market design; (iii) establish a single type of transmission service that applies to all customers; (iv) assert jurisdiction over the transmission component of bundled retail service; (v) establish a generation reserve margin;
(vi) establish bid caps for day-ahead and spot energy markets; and (vii) revise the FERC policy on the pricing of transmission expansions. The FERC has revised the comment schedule such that comments on certain issues are due on November 15, 2002 and comments on other issues are due on January 10, 2003. Reply comments are due on February 17, 2003. Any impact of this proposal on SOUTHERN and its subsidiaries will depend on the form in which final rules may be ultimately adopted.

     Reference is made to Note 10 - "Contingencies" to the consolidated financial statements for December 31, 2001 contained in the Southern Power Prospectus for discussion of various contingencies and other matters which may affect future earnings potential. Reference is also made to Notes (E), (N), (P) and (Q) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential. Further reference is made to Part II - Item 1 - "Legal Proceedings" herein.

                             SOUTHERN POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Accounting Policies

Critical Policies

SOUTHERN POWER's significant accounting policies are described in Note 1 - "Basis of Presentation and Summary of Significant Accounting Policies" to the consolidated financial statements for December 31, 2001 contained in the Southern Power Prospectus. SOUTHERN POWER has three critical accounting policies that require a significant amount of judgment and are considered to be the most important to the presentation of SOUTHERN POWER's financial position and results of operations. The first critical policy is the levelized recognition of capacity revenues from long-term contracts. Secondly, SOUTHERN POWER designates qualifying derivative instruments as cash flow or fair value hedges under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" and marks such derivative instruments to market based primarily on quoted market prices. The unrealized changes in fair value of qualifying cash flow hedges are deferred in Other Comprehensive Income. Any ineffectiveness in those hedges and changes in non-qualifying positions are reported as a component of current period income. Third, SOUTHERN POWER uses flow-through accounting for state manufacturer's tax credits. This means that SOUTHERN POWER recognizes the credit as a reduction of tax expense when it is more likely than not to be allowed by the Georgia Department of Revenue.

New Accounting Standards

In June 2001, the FASB issued Statement No. 143, "Asset Retirement Obligations," which establishes new accounting and reporting standards for legal obligations associated with retiring assets. The liability for an asset's future retirement must be recorded in the period in which the liability is incurred. The cost must be capitalized as part of the related long-lived asset and depreciated over the asset's useful life. Changes in the liability resulting from the passage of time will be recognized as operating expenses. Statement No. 143 must be adopted by January 1, 2003. SOUTHERN POWER is currently assessing the impact of adopting Statement No. 143 on its financial statements.

     In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Statement No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. Disposal activities which are addressed in Statement No. 146 include the termination benefits provided to current employees that are involuntarily terminated, costs to terminate a contract that is not a capital lease and costs to consolidate facilities or relocate employees. Statement No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. SOUTHERN POWER does not expect that adoption of Statement No. 146 will have a material impact on its financial statements.

     Reference is made to Note 1 - "Basis of Presentation and Summary of Significant Accounting Policies" to the consolidated financial statements for December 31, 2001 contained in the Southern Power Prospectus regarding SOUTHERN POWER's application of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. Recent accounting changes have been issued by the Emerging Issues Task Force ("EITF") of the FASB. These changes will require certain energy trading contracts that are currently marked to market to be accounted for under the accrual basis. These changes will also require certain trading activities to be recorded on a net basis for income statement presentation. The new rules will be effective January 1, 2003. SOUTHERN POWER is in the process of determining the impact of this recently

                             SOUTHERN POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


issued guidance. However, in many cases, SOUTHERN POWER's current transactions meet the normal purchases and sale exception under FASB Statement No. 133 and are already accounted for under the accrual basis.


FINANCIAL CONDITION

Overview

The major changes in SOUTHERN POWER's financial condition during the first nine months of 2002 were the addition of approximately $1.1 billion to utility plant related to on-going construction of SOUTHERN POWER's combined-cycle units and the transfer of two units at Plant Wansley from GEORGIA. The funds for these additions were provided by SOUTHERN POWER's credit facility, the issuance of Senior Notes in June 2002 and capital contributions and subordinated loans from SOUTHERN. See SOUTHERN POWER's Condensed Statements of Cash Flows herein for further details.

Off-Balance Sheet Financing Arrangements

In 2001, SOUTHERN POWER entered into a financial arrangement with Westdeutsche Landesbank Girozentrale ("WestLB") whereby SOUTHERN POWER could assign up to $125 million in vendor contracts for equipment to WestLB. For accounting purposes, WestLB was the owner of the contracts. SOUTHERN POWER acted as an agent for WestLB and instructed WestLB when to make payments to the vendors. SOUTHERN POWER terminated this arrangement and reacquired these assets in March 2002 for their original cost of $61 million. SOUTHERN POWER will indemnify WestLB against any future claims arising from the arrangement and SOUTHERN has guaranteed SOUTHERN POWER's indemnification obligation.

     In conjunction with the termination of the agreement, WestLB assigned a contract with Alstom Power Inc. ("Alstom") related to the purchase and sale of a steam generator and auxiliary equipment for Plant Franklin Unit 3 to SOUTHERN POWER. SOUTHERN entered into a limited keep-well arrangement with Alstom whereby SOUTHERN will contribute funds to SOUTHERN POWER via loans or capital contributions to fund SOUTHERN POWER's performance or equipment purchases under certain arrangements. As of September 30, 2002, SOUTHERN POWER's remaining purchase obligations to Alstom totaled approximately $2.0 million.

Credit Rating Risk

SOUTHERN POWER does not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain physical electricity sale contracts, fixed-price physical gas purchases and agreements covering interest rate swaps and currency swaps that could require collateral -- but not accelerated payment -- in the event of a credit rating change to below investment grade. Generally, collateral may be provided for by a SOUTHERN guaranty, letter of credit or cash. At September 30, 2002, the maximum potential collateral requirements under the electricity sale contracts and financial instrument agreements were approximately $192 million. At September 30, 2002, there were no material collateral requirements for the gas purchase contracts.

                             SOUTHERN POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Exposure to Market Risks

SOUTHERN POWER is exposed to market risks, including changes in interest rates, currency exchange rates and certain commodity prices. To manage the volatility attributable to these exposures, SOUTHERN POWER nets the exposure to take advantage of natural offsets and enters into various derivative transactions for the remaining exposure pursuant to policies in areas such as counterparty exposure and hedging practices. SOUTHERN POWER's policy is that derivatives are to be used primarily for hedging purposes. Derivative positions are monitored using techniques that include market valuation and sensitivity analysis.

     If SOUTHERN POWER sustained a 100 basis-point change in interest rates for all variable rate long-term debt, the change would affect annualized gross interest cost by approximately $3.3 million at September 30, 2002. Most or all of that change would be capitalized, given the size of SOUTHERN POWER's construction program. To further mitigate SOUTHERN POWER's exposure to interest rates, it has entered into interest rate swaps that were designated as cash flow hedges of 2002 and 2003 planned debt issuances. Changes in the fair values of these swaps are deferred in Other Comprehensive Income. Based on SOUTHERN POWER's overall interest rate exposure at September 30, 2002, including derivative and other interest-rate sensitive instruments, a near-term 100 basis-point change in interest rates would not materially affect SOUTHERN POWER's financial statements. In addition, SOUTHERN POWER is not aware of any facts or circumstances that would significantly affect such exposures in the near term.

     Because energy from SOUTHERN POWER's facilities is primarily sold under long-term contracts with tolling agreements and provisions shifting substantially all of the responsibility for fuel cost to the PPA counterparties, SOUTHERN POWER's exposure to market volatility in commodity fuel prices and prices of electricity is limited. To mitigate residual risks in those areas, SOUTHERN POWER enters into fixed-price contracts for the purchase or sale of fuel and electricity. In connection with the transfers of Plant Franklin in 2001 and Plant Wansley in 2002 to SOUTHERN POWER, GEORGIA transferred approximately $5.6 million and $1.6 million, respectively, in derivative assets relating to electric and gas forward contracts in effect at the date of the transfers. These contracts were recorded at fair value on the date of the transfer, which was equal to GEORGIA's carrying amount. Following the transfer, these contracts are marked to market through income until realized and settled.

     SOUTHERN POWER has firm purchase commitments that require payment in Euros. As a hedge against fluctuations in the exchange rate for Euros, SOUTHERN POWER entered into forward contracts to purchase Euros and has designated these contracts as fair value hedges of an unrecognized firm commitment. Since the terms of these Euro contracts mirror the purchase commitment terms, there is no ineffectiveness recognized in income. At September 30, 2002, SOUTHERN POWER had outstanding contracts covering a notional amount of $11.9 million in commitments through May 2003.

     Unrealized gains and losses on electric and gas contracts used to hedge anticipated purchases and sales are deferred in Other Comprehensive Income. Gains and losses on contracts that do not represent hedges are recognized in the Statements of Income as incurred. The fair values of derivative energy contracts at September 30, 2002 are as follows:

                             SOUTHERN POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



                                                    Third Quarter
                                                        2002              Year-to-Date
                                                       Changes               Changes
      ---------------------------------------- -------------------------------------------
                                                                Fair Value
     ---------------------------------------- -------------------------------------------
                                                                (in thousands)
     Contracts beginning of period                  $ 4,290                   $5,496
     Contracts realized or settled                   (2,096)                  (4,916)
     New contracts at inception                           -                    1,576
     Changes in valuation techniques                      -                        -
     Current period changes                             286                      324
     ---------------------------------------- ------------------------ ------------------
     Contracts at September 30, 2002                 $2,480                  $ 2,480
     ======================================== ======================== ==================


                                                  Source of September 30, 2002
                                                       Valuation Prices
     --------------------------------------- --------------------------------------------
                                                                   Maturity
                                                   Total     ----------------------------
                                               Fair Value       Year 1          1-3 Years
     --------------------------------------- --------------------------------------------
                                                                (in thousands)
     Actively quoted                            $2,480         $2,480            $-
     External sources                               -               -             -
     Models and other methods                       -               -             -
     --------------------------------------- -------------- -----------------------------
     Contracts at September 30, 2002            $2,480         $2,480            $-
     ======================================= ============== =============================

     Realized gains and losses on hedged transactions are recognized in revenues and/or fuel expense in the Statements of Income as incurred. For the three month and nine month periods ended September 30, 2002, approximately $2.3 million and $4.9 million, respectively, of losses were recognized in Other Income in the Statements of Income. For the three month and nine month periods ended September 30, 2001, these amounts were not material.

Financing Activities

During the first nine months of 2002, SOUTHERN made to SOUTHERN POWER equity contributions of approximately $275.9 million, plus subordinated loans of approximately $212.9 million. Equity contributions and subordinated loans from SOUTHERN are projected to total approximately $980 million to SOUTHERN POWER by the end of 2002. No dividends are projected to be paid in 2002.

                             SOUTHERN POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     In June 2002, SOUTHERN POWER issued $575 million of 6.25% Senior Notes, Series A due July 15, 2012. The net proceeds were used to reduce outstanding indebtedness under a revolving credit agreement and to reduce loans from SOUTHERN. SOUTHERN POWER also settled several interest rate swap agreements entered into in anticipation of this issuance at a $16.9 million loss. This amount has been deferred in Other Comprehensive Income and will be amortized to Interest Expense over the life of the Senior Notes. Reference is made to Note
(N) in the "Notes to the Condensed Financial Statements" herein for additional information relating to interest rate swaps and other derivative instruments.

Capital Requirements

Reference is made to MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS under "Capital Requirements for Construction" and "Other Capital Requirements" in the Southern Power Prospectus for a description of SOUTHERN POWER's capital requirements for its construction program, maturing debt, purchase commitments and long-term service agreements.

Sources of Capital

To meet short-term cash needs and contingencies, SOUTHERN POWER had at September 30, 2002 approximately $48 thousand of cash and cash equivalents. To meet liquidity and capital resource requirements, SOUTHERN POWER had at September 30, 2002 approximately $574 million of unused committed credit arrangements with banks expiring in 2004. Amounts drawn under the arrangements are used to finance acquisition and construction costs related to gas-fired electric generating facilities and for general corporate purposes, subject to borrowing limitations for each generating facility. The arrangements permit SOUTHERN POWER to fund construction of future generating facilities upon meeting certain requirements. At September 30, 2002, SOUTHERN POWER had $276 million in outstanding bank borrowings.

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                       FOR
                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                              ALABAMA POWER COMPANY
                              GEORGIA POWER COMPANY
                               GULF POWER COMPANY
                            MISSISSIPPI POWER COMPANY
                       SAVANNAH ELECTRIC AND POWER COMPANY
                             SOUTHERN POWER COMPANY


                          INDEX TO APPLICABLE NOTES TO
                       FINANCIAL STATEMENTS BY REGISTRANT


                  Registrant                 Applicable Notes

                  SOUTHERN                   All Notes

                  ALABAMA                    A, C, D, E, G, N, Q

                  GEORGIA                    A, C, D, E, H, I, Q

                  GULF                       A, C, D, E, J, Q

                  MISSISSIPPI                A, C, D, E, K, L, Q

                  SAVANNAH                   A, C, D, E, M, Q

                  SOUTHERN POWER             A, E, N, P, Q

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                              ALABAMA POWER COMPANY
                              GEORGIA POWER COMPANY
                               GULF POWER COMPANY
                            MISSISSIPPI POWER COMPANY
                       SAVANNAH ELECTRIC AND POWER COMPANY
                             SOUTHERN POWER COMPANY


NOTES TO THE CONDENSED FINANCIAL STATEMENTS:

(A) The condensed financial statements of the registrants included herein have been prepared by each registrant, without audit, pursuant to the rules and regulations of the SEC. In the opinion of each registrant's management, the information regarding such registrant furnished herein reflects all adjustments necessary to present fairly the results of operations for the periods ended September 30, 2002 and 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although each registrant believes that the disclosures regarding such registrant are adequate to make the information presented not misleading. Disclosure which would substantially duplicate the disclosure in the Form 10-K and, in the case of SOUTHERN POWER, in the Southern Power Prospectus and details which have not changed significantly in amount or composition since the filing of the Form 10-K and the Southern Power Prospectus are omitted from this Form 10-Q. Therefore, it is suggested that these condensed financial statements of SOUTHERN and the operating companies be read in conjunction with the financial statements of such registrant and the notes thereto included in the Form 10-K and, for SOUTHERN POWER, the Southern Power Prospectus. Certain prior period amounts have been reclassified to conform with current period presentation. Due to seasonal variations in the demand for energy, operating results for the periods presented do not necessarily indicate operating results for the entire year.

(B)      Reference is made to Note 11 to the financial statements of SOUTHERN in
         Item 8 and MANAGEMENT'S DISCUSSION AND ANALYSIS - "Overview of Consolidated Earnings and Dividends" of SOUTHERN in Item 7 of the Form 10-K for information on the spin off of Mirant from SOUTHERN.

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

         As a result of the spin off, SOUTHERN's financial statements reflect Mirant as discontinued operations. All historical financial statements presented and footnotes have been reclassified to conform to this presentation.

         In August 2002, Mirant announced that it was reviewing several accounting issues relating to its 2001 financial statements. On November 7, 2002, Mirant filed its Form 10-Q for the quarter ended June 30, 2002 and announced that it had identified accounting errors in previously issued financial statements, primarily related to its risk management and marketing operations. As a result of these accounting errors, Mirant reported that its net income for January 1, 1999 through December 31, 2001 was overstated by $51 million. Mirant identified a number of items that contributed to this overstatement and stated that the specific periods to which certain of these items apply have not been determined. Mirant also identified certain balance sheet adjustments for 2000 and 2001. Because SOUTHERN reported Mirant as discontinued operations, those balance sheet adjustments do not affect SOUTHERN's financial statements. Mirant further announced that it had requested its independent auditors to reaudit Mirant's 2000 and 2001 financial statements to address the accounting errors identified during its review and to comply with certain new accounting standards. Mirant stated that it did not believe that its reaudit could be completed until it files its Form 10-K for the year ended December 31, 2002 (due by March 31, 2003). If Mirant's reaudit of its 2000 and 2001 financial statements results in adjustments that relate to periods prior to SOUTHERN's spin off of Mirant, SOUTHERN's earnings from discontinued operations and net assets of discontinued operations for such periods could be affected. Because any such adjustments would only relate to operations discontinued by SOUTHERN, they would have no effect on SOUTHERN's 2002 earnings or its future earnings potential, financial position, liquidity or cash flows. Based on the nature and amount of Mirant's identified accounting errors, SOUTHERN's management does not currently anticipate that a reaudit of SOUTHERN's 2000 and 2001 financial statements will be necessary.

(C) The operating companies are subject to the provisions of FASB Statement No. 71, "Accounting for the Effects of Certain Types of Regulation." In the event that a portion of a company's operations is no longer subject to these provisions, the company would be required to write off related regulatory assets and liabilities that are not specifically recoverable and determine if any other assets have been impaired. For additional information, see Note 1 to the financial statements of SOUTHERN and each of the operating companies in Item 8 of the Form 10-K.

(D) Reference is made to Note 3 to the financial statements of SOUTHERN, ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH in Item 8 of the Form 10-K for information on EPA litigation. On November 4, 2002, the U.S. District Court in Alabama extended the stay of the EPA litigation proceeding in Alabama until the earlier of February 4, 2003 or a ruling by the U.S. Court of Appeals for the Eleventh Circuit in the related litigation involving TVA.

(E) Reference is made to Note 3 to the financial statements of SOUTHERN and the operating companies in Item 8 and to "Legal Proceedings" in Item 3 of the Form 10-K for information relating to various lawsuits. For information on SOUTHERN POWER contingencies, reference is made to Note
         (M) to the condensed consolidated financial statements for June 30, 2002 and 2001 and Note 10 -"Contingencies" to the consolidated financial statements for December 31, 2001, all contained in the Southern Power Prospectus.

         SOUTHERN has received a subpoena to provide information to a federal grand jury in the Northern District of California (San Francisco). The subpoena covers a number of broad areas, including specific information regarding electricity production and sales activities in California. SOUTHERN's former subsidiary, Mirant, participated in energy marketing and trading in California during the period relevant to the subpoena. Mirant was spun off from SOUTHERN in April 2001. SOUTHERN will cooperate fully in the investigation. Reference is made to Note (B) herein and to Note 11 to the financial statements of SOUTHERN in Item 8 and MANAGEMENT'S DISCUSSION AND ANALYSIS - "Overview of Consolidated Earnings and Dividends" of SOUTHERN in Item 7 of the Form 10-K for information on the spin off of Mirant from SOUTHERN.

         In recent months, affiliates of SOUTHERN, including GEORGIA, GULF, MISSISSIPPI, SAVANNAH and Southern Telecom, Inc. (collectively, "Defendants"), have been named as defendants in numerous lawsuits brought by landowners regarding the installation and use of fiber optic cable over Defendants' rights of way located on the landowners' property. The plaintiffs' lawsuits claim that Defendants may not use or sublease to third parties some or all of the fiber optic communications lines on the rights of way that cross the plaintiffs' properties, and that such actions by Defendants exceed the easements or other property rights held by Defendants. The plaintiffs assert claims for, among other things, trespass and unjust enrichment, and the plaintiffs seek compensatory and punitive damages and injunctive relief. Defendants believe that the plaintiffs' claims are without merit and are vigorously defending these cases. An adverse outcome in these matters could result in substantial judgments; however, at this time, the ultimate outcome of these cases cannot be determined.

(F) SOUTHERN has made separate guarantees to certain counterparties regarding performance of contractual commitments by Mirant's trading and marketing subsidiaries. At September 30, 2002, the total notional amount of guarantees was $52.0 million, all of which will expire by 2007. The estimated fair value of net contractual commitments outstanding was approximately $15.5 million. SOUTHERN's potential exposure under these contractual commitments is not expected to materially differ from the estimated fair value. Subsequent to the spin off, Mirant began paying SOUTHERN a monthly fee of 1% on the average aggregate maximum principal amount of all guarantees outstanding until they are replaced or expire. Mirant must use reasonable efforts to release SOUTHERN from all such support arrangements and will indemnify SOUTHERN for any obligations incurred. Reference is made to Note 6 to the financial statements of SOUTHERN in
         Item 8 of the Form 10-K and Note 9 to the financial statements of SOUTHERN under the caption "Guarantees" in Item 8 of the Form 10-K.

(G) Reference is made to Item 1 - Business - "Rate Proceedings" and Note 3 to the financial statements of SOUTHERN and ALABAMA in Item 8 of the Form 10-K for information relating to retail rate adjustment procedures. On March 5, 2002, the Alabama PSC approved a revision to ALABAMA's rates that provide for periodic adjustments based upon ALABAMA's earned return on end-of-period retail common equity. This revision provides for an annual, rather than quarterly, adjustment and imposes a 3 percent limit on any such annual adjustment. The return on common equity range of 13.0 to 14.5 percent remains unchanged. In April 2002, retail rates were increased by 2 percent in accordance with the Rate Stabilization and Equalization Plan.
         The Alabama PSC also accepted ALABAMA's proposal to lower the energy cost recovery factor for the billing months April 2002 through December 2002.

(H) On December 20, 2001, the Georgia PSC approved a new three-year retail rate order for GEORGIA ending December 31, 2004. Under the terms of the order, earnings will be evaluated annually against a retail return on common equity range of 10 percent to 12.95 percent. Two-thirds of any earnings above the 12.95 percent return will be applied to rate refunds, with the remaining one-third retained by GEORGIA. Retail rates were decreased by $118 million effective January 1, 2002. Pursuant to a previous three-year accounting order, GEORGIA recorded $332 million of accelerated cost amortization and interest thereon which has been credited to a regulatory liability account as mandated by the Georgia PSC. Under the new rate order, the accelerated amortization and the interest will be amortized equally over three years as a credit to expense beginning in January 2002. Effective January 1, 2002, GEORGIA discontinued recording accelerated depreciation and amortization. GEORGIA will not file for a general base rate increase unless its projected retail return on common equity falls below 10 percent. GEORGIA is required to file a general rate case on July 1, 2004, in response to which the Georgia PSC would be expected to determine whether the rate order should be continued, modified or discontinued. See Note 3 to the financial statements of GEORGIA in Item 8 of the Form 10-K under "Retail Rate Orders" for additional information.

(I) Reference is made to Note 3 to the financial statements of SOUTHERN and GEORGIA in Item 8 of the Form 10-K for information regarding GEORGIA's designation as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act and other environmental contingencies.

(J) On September 10, 2001, GULF filed a request with the Florida PSC for a base rate increase of $69.9 million. This increase was necessary to cover costs related to GULF's new combined-cycle facility, Plant Smith Unit 3, increases in operation and maintenance expenses and other capital additions. GULF subsequently reduced its request to $64.9 million, primarily to reflect lower financing costs related to Smith Unit 3 and a 25-year depreciable life for Smith Unit 3 (rather than the 20-year life as originally filed). On April 26, 2002, the Florida PSC voted to grant GULF a $53.2 million, or 8.9 percent, annual increase, which reflects an authorized return on equity of 12.0 percent. The new rates resulting from the revenue increase were approved by the Florida PSC on May 8, 2002 and became effective on June 7, 2002.

(K) In August 2001, MISSISSIPPI filed a request with the Mississippi PSC to increase annual retail rate revenues by approximately $46.4 million. In order to consider MISSISSIPPI's request, the Mississippi PSC suspended the semi-annual evaluations under PEP. In December 2001, the Mississippi PSC approved an increase of approximately $39 million, which took effect in January 2002. Additionally, the Mississippi PSC ordered MISSISSIPPI to reactivate the semi-annual evaluations under PEP, beginning with the 12-month period ending December 31, 2002. PEP will remain in effect until the Mississippi PSC modifies, suspends or terminates the plan. On April 30, 2002, the Mississippi PSC held and concluded hearings on a review of the return on equity models used in PEP in setting MISSISSIPPI's authorized return on equity.
         In May 2002, the Mississippi PSC issued an order adopting new return on equity models to be used in the PEP process. The new models are very similar to those that established the $39 million rate increase authorized in December 2001 and will be incorporated into the PEP evaluation filing for the period ending December 31, 2002.

 (L) Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of MISSISSIPPI in the Form 10-K regarding the settlement agreement between MISSISSIPPI and certain wholesale customers to increase its wholesale tariff rates effective June 1, 2002. On April 19, 2002, the FERC accepted for filing the settlement agreement and placed the new tariff rates in effect June 1, 2002 without modifying the agreement reached between MISSISSIPPI and its customers. The settlement agreement results in an annual increase of approximately $10.5 million and the adoption of an Energy Cost Management clause similar to the one approved by MISSISSIPPI's retail jurisdiction. Reference is made to Note 1 to the financial statements of MISSISSIPPI in Item 8 of the Form 10-K for further information on the Energy Cost Management clause. The FERC's acceptance of MISSISSIPPI's filing constitutes final agency action on this matter.

(M) SAVANNAH filed a base rate case on November 30, 2001. The primary reason for this base rate case was to recover significant new revenue requirements related to a 200 MW Plant Wansley PPA which began in June 2002, as well as other operation and maintenance changes. SAVANNAH also filed for a fuel cost recovery decrease to offset most, if not all, of the base rate increase. On May 30, 2002, the Georgia PSC approved a $7.8 million base rate increase and an authorized return on equity of 12.0 percent rather than the $24.4 million and
         13.5 percent return on equity which were requested. At the same time, the Georgia PSC also approved a $44.3 million fuel cost allowance reduction. SAVANNAH had requested a $41.3 million fuel cost reduction. All customers saw a net rate decrease effective June 2002. On June 10, 2002, SAVANNAH filed for reconsideration of the Georgia PSC base rate case order, seeking additional revenues. On August 6, 2002, the Georgia PSC voted to deny

         SAVANNAH's request for reconsideration in this matter. SAVANNAH has decided not to file an appeal of the reconsideration decision and during the fourth quarter 2002 will review the potential need for another rate case in 2003. SAVANNAH is also pursuing a regulatory solution to recover the remaining Plant Wansley PPA costs.

(N) In addition to the fixed price electric and gas contracts used to mitigate exposure to volatile energy prices (see "Exposure to Market Risks" in MANAGEMENT'S DISCUSSION AND ANALYSIS herein), SOUTHERN and certain of its subsidiaries enter into interest rate swaps to hedge exposure to interest rate changes. Swaps related to fixed rate securities are accounted for as fair value hedges; swaps related to variable rate securities or forecasted transactions are accounted for as cash flow hedges. The swaps are generally structured to mirror the terms of the hedged debt instruments; therefore, no ineffectiveness has been recorded in earnings. As of September 30, 2002, the following swaps were outstanding:

         Fair Value Hedges

         ------------------- --------------- ---------------- -------------- --------------------- ----------------------------
                                Notional       Fixed Rate       Variable           Maturity                Fair Value
                                 Amount         Received        Rate Paid            Date              September 30, 2002
          ------------------- --------------- ---------------- -------------- --------------------- ----------------------------

         SOUTHERN            $400 million         5.3%        6-month LIBOR      February 2007             $34.9 million
                                                              less 0.103%


         Cash Flow Hedges

         ------------------- --------------- ---------------- -------------- ----------------------- --------------------------
                                                                Weighted
                                                                Average
                                Notional      Variable Rate    Fixed Rate           Maturity                Fair Value
                                 Amount         Received          Paid                Date              September 30, 2002
           ------------------- --------------- ---------------- -------------- ----------------------- --------------------------

         SOUTHERN            $400 million;   1-month                             June 2003;                 $ (6.4 million)
                             $200 million    LIBOR            3.1975%            June 2004

         ALABAMA             $350 million    3-month LIBOR    3.015%             December 2003              $ (5.1 million)
                                             plus 0.12%

         SOUTHERN POWER      $350 million    1-month LIBOR    6.2348%            June 2013                  $(46.3 million)

         SOUTHERN POWER      $100 million    1-month LIBOR    6.1863%            June 2008                  $(11.1 million)

         For the quarter and year-to-date periods ended September 30, 2002, approximately $0.5 million was reclassified by SOUTHERN POWER from Other Comprehensive Income to Interest Expense. For the 12-month period ended September 30, 2003, approximately $1.7 million is expected to be reclassified.

(O) SOUTHERN's reportable business segment is sale of electricity in the Southeast by the operating companies and SOUTHERN POWER. Net income and total assets for discontinued operations are included in the Reconciling Eliminations columns. The All Other category includes parent SOUTHERN, which does not allocate operating expenses to business segments, and segments below the quantitative threshold for separate disclosure. These segments include telecommunications, energy products and services, and leasing and financing services. Intersegment revenues are not material.

         Financial data for business segments for the periods covered in the Form 10-Q are as follows:

                                                             Electric     All            Reconciling
                                                             Utilities    Other          Eliminations     Consolidated
          --------------------------------------------------- --------------------------------------------------------------
                                                                                     (in millions)

         Three Months Ended September 30, 2002:
           Operating revenues                                 $   3,177     $     77       $      (6)       $   3,248
           Segment net income (loss)                                589          (34)             40              595
         Nine Months Ended September 30, 2002:
           Operating revenues                                 $   7,881     $    227       $     (16)       $   8,092
           Segment net income (loss)                              1,162          (53)             42            1,151
         Total assets at September 30, 2002                     $30,116     $  1,051       $     285          $31,452
         --------------------------------------------------- ------------- ------------- ---------------- -----------------

         Three Months Ended September 30, 2001:
           Operating revenues                                 $   3,095     $     74       $      (4)         $  3,165
           Segment net income (loss)                                551            4              (1)              554
         Nine Months Ended September 30, 2001:
           Operating revenues                                 $   7,819     $    191       $     (14)         $  7,996
           Segment net income (loss)                              1,026          (20)            140             1,146
         Total assets at December 31, 2001                    $  28,713     $  2,420       $  (1,236)         $ 29,897
         --------------------------------------------------- ------------- ------------- ---------------- -----------------


(P) SOUTHERN has committed to directly fund 40% of the construction costs of the facilities funded under SOUTHERN POWER's revolving credit facility with Citibank N.A. In addition, SOUTHERN has guaranteed the timely completion of SOUTHERN POWER's projects currently financed under such revolving credit facility. In this guarantee, SOUTHERN agrees to pay for cost overruns to the extent that SOUTHERN POWER's cash flow is insufficient. SOUTHERN also agrees to prepay any portion of the credit facility used for SOUTHERN POWER projects not completed within two years of the proposed projects' completion dates.
         At September 30, 2002, the outstanding amount of this revolving credit facility related to projects under construction was $276 million. Reference is made to Note 9 to the consolidated financial statements for December 31, 2001 contained in the Southern Power Prospectus for additional information.

(Q) Certain keep-well agreements were created to facilitate the assignment of specific partially executory vendor contracts to SOUTHERN POWER. As of September 30, 2002, SOUTHERN keep-well agreements were in place to facilitate the transfer of specific vendor contracts from ALABAMA to SOUTHERN POWER related to the Plant Harris construction. SOUTHERN keep-wells are also in place for the transfer of specific vendor contracts from GEORGIA to SOUTHERN POWER for the operation of Plant Dahlberg and construction at the Plant Franklin and Plant Stanton sites. As of September 30, 2002, estimated remaining payments are $32.6 million related to the GEORGIA contracts and none related to the ALABAMA contracts.

         Certain other keep-well arrangements were entered into in order to enhance the efficiency and flexibility of the energy sales and related natural gas procurement function. Acting as agent for the operating companies, SOUTHERN POWER and Southern Gas under agency agreements ("Agreements"), SCS may enter into various types of wholesale energy and natural gas contracts. Under such Agreements, each of the operating companies, SOUTHERN POWER and Southern Gas may be jointly and severally liable for the obligations of each of the operating companies, SOUTHERN

         POWER and Southern Gas. In that regard, the creditworthiness of SOUTHERN POWER and Southern Gas is currently inferior to the creditworthiness of the operating companies. To insure that the operating companies will not subsidize or be responsible for any costs, losses, liabilities or damages arising out of or resulting from SOUTHERN POWER's or Southern Gas' inclusion as a contracting party under the Agreements, SOUTHERN has entered into keep-well agreements with each of the operating companies.

         Based on SOUTHERN POWER's and Southern Gas' share of natural gas and wholesale energy purchase commitments, SOUTHERN's maximum exposure under the Agreements was $34.5 million as of September 30, 2002.

PART II       -   OTHER INFORMATION

Item 1.           Legal Proceedings.

                  Reference is made to the "Notes to the Condensed Financial Statements" herein for information regarding certain legal and administrative proceedings in which SOUTHERN and its reporting subsidiaries are involved.

Item 6.           Exhibits and Reports on Form 8-K.

                 (a)    Exhibits.
                        --------

                        Exhibit 24      - (a)    Powers of Attorney and resolutions.  (Designated in the Form 10-K for the year ended December 31, 2001, File Nos. 1-3526, 1-3164, 1-6468, 0-2429, 0-6849 and
                                                 1-5072 as Exhibits 24(a), 24(b), 24(c), 24(d), 24(e) and 24(f), respectively, and incorporated herein by reference.)
                                          (b)    Power of Attorney for GEORGIA.  (Designated in GEORGIA's Form 10-Q for June 30,
                                                 2002, as Exhibit 24(b).)
                                          (c)    Power of Attorney for GULF.  (Designated in GULF's Form 10-Q for June 30, 2002,
                                                 as Exhibit 24(c).)

                        Exhibit 99      -        SOUTHERN POWER's prospectus filed with the SEC on October 1, 2002 pursuant to
                                                 Rule 424(b) under the Securities Act of 1933, with respect to SOUTHERN POWER's registration statement (Registration No. 333-98553).

                 (b)    Reports on Form 8-K.
                        -------------------

                        SOUTHERN filed a Current Report on Form 8-K dated July 24, 2002:
                              Items reported:                          Items 5 and 7
                              Financial statements filed:              None

                        SOUTHERN filed a Current Report on Form 8-K dated August 12, 2002:
                              Items reported:                          Items 5 and 9
                              Financial statements filed               None

                        ALABAMA filed Current Reports on Form 8-K dated September 26, 2002 and October 16, 2002:
                              Items reported:                          Items 5 and 7
                              Financial statements filed:              None

                        GEORGIA filed a Current Report on Form 8-K dated October 30, 2002:
                              Items reported:                          Items 5 and 7
                              Financial statements filed:              None

                        SAVANNAH filed a Current Report on Form 8-K dated November 4, 2002:
                              Items reported:                          Items 5 and 7
                              Financial statements filed:              None

                              THE SOUTHERN COMPANY

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

          THE SOUTHERN COMPANY

     By   Allen Franklin
          Chairman and Chief Executive Officer
          (Principal Executive Officer)

     By   Gale E. Klappa
          Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

     By   /s/ Wayne Boston
          (Wayne Boston, Attorney-in-fact)

                                            Date:  November 12, 2002
                                      114

                              THE SOUTHERN COMPANY
                    Certification Of Chief Executive Officer
                   Per Section 302 Of The Sarbanes-Oxley Act

I, Allen Franklin, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of The Southern Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002
                               /s/ Allen Franklin
                                 Allen Franklin
                      Chairman and Chief Executive Officer

                              THE SOUTHERN COMPANY
                    Certification Of Chief Financial Officer
                   Per Section 302 Of The Sarbanes-Oxley Act

I, Gale E. Klappa, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of The Southern Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002
                                /s/ Gale E. Klappa
                                 Gale E. Klappa
         Executive Vice President, Chief Financial Officer and Treasurer

                              ALABAMA POWER COMPANY

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

          ALABAMA POWER COMPANY

     By   Charles D. McCrary
          President and Chief Executive Officer
          (Principal Executive Officer)

     By   William B. Hutchins, III
          Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

     By   /s/ Wayne Boston
          (Wayne Boston, Attorney-in-fact)

                                                   Date:  November 12, 2002

                              ALABAMA POWER COMPANY
                    Certification Of Chief Executive Officer
                   Per Section 302 Of The Sarbanes-Oxley Act

I, Charles D. McCrary, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Alabama Power
     Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002
                             /s/ Charles D. McCrary
                               Charles D. McCrary
                      President and Chief Executive Officer

                              ALABAMA POWER COMPANY
                    Certification Of Chief Financial Officer
                   Per Section 302 Of The Sarbanes-Oxley Act

I, William B. Hutchins, III, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Alabama Power
     Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002

                          /s/ William B. Hutchins, III
                            William B. Hutchins, III
         Executive Vice President, Chief Financial Officer and Treasurer

                              GEORGIA POWER COMPANY

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

          GEORGIA POWER COMPANY

     By   David M. Ratcliffe
          President and Chief Executive Officer
          (Principal Executive Officer)

     By   Allen L. Leverett
          Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

     By   /s/ Wayne Boston
          (Wayne Boston, Attorney-in-fact)


                                                     Date:  November 12, 2002

                              GEORGIA POWER COMPANY
                    Certification Of Chief Executive Officer
                   Per Section 302 Of The Sarbanes-Oxley Act

I, David M. Ratcliffe, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Georgia Power
     Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002
                             /s/ David M. Ratcliffe
                               David M. Ratcliffe
                      President and Chief Executive Officer

                              GEORGIA POWER COMPANY
                    Certification Of Chief Financial Officer
                   Per Section 302 Of The Sarbanes-Oxley Act

I, Allen L. Leverett, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Georgia Power
     Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002
                              /s/ Allen L. Leverett
                                Allen L. Leverett
         Executive Vice President, Chief Financial Officer and Treasurer

                               GULF POWER COMPANY

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

          GULF POWER COMPANY

     By   Thomas A. Fanning
          President and Chief Executive Officer
          (Principal Executive Officer)

     By   Ronnie R. Labrato
          Vice President, Chief Financial Officer and Comptroller
          (Principal Financial and Accounting Officer)

     By   /s/ Wayne Boston
          (Wayne Boston, Attorney-in-fact)


                                                      Date:  November 12, 2002

                               GULF POWER COMPANY
                    Certification Of Chief Executive Officer
                   Per Section 302 Of The Sarbanes-Oxley Act

I, Thomas A. Fanning, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Gulf Power Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002
                              /s/ Thomas A. Fanning
                                Thomas A. Fanning
                      President and Chief Executive Officer

                               GULF POWER COMPANY
                    Certification Of Chief Financial Officer
                   Per Section 302 Of The Sarbanes-Oxley Act

I, Ronnie R. Labrato, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Gulf Power Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002
                              /s/ Ronnie R. Labrato
                                Ronnie R. Labrato
             Vice President, Chief Financial Officer and Comptroller

                            MISSISSIPPI POWER COMPANY

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

          MISSISSIPPI POWER COMPANY

     By   Michael D. Garrett
          President and Chief Executive Officer
          (Principal Executive Officer)

     By   Michael W. Southern
          Vice President, Chief Financial Officer and Treasurer
          (Principal Financial and Accounting Officer)

     By   /s/ Wayne Boston
          (Wayne Boston, Attorney-in-fact)


                                                Date:  November 12, 2002

                            MISSISSIPPI POWER COMPANY
                    Certification Of Chief Executive Officer
                   Per Section 302 Of The Sarbanes-Oxley Act

I, Michael D. Garrett, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Mississippi Power Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002
                             /s/ Michael D. Garrett
                               Michael D. Garrett
                      President and Chief Executive Officer

                            MISSISSIPPI POWER COMPANY
                    Certification Of Chief Financial Officer
                   Per Section 302 Of The Sarbanes-Oxley Act

I, Michael W. Southern, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Mississippi Power Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002
                             /s/ Michael W. Southern
                               Michael W. Southern
              Vice President, Chief Financial Officer and Treasurer

                       SAVANNAH ELECTRIC AND POWER COMPANY

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

          SAVANNAH ELECTRIC AND POWER COMPANY

     By   Anthony R. James
          President and Chief Executive Officer
          (Principal Executive Officer)

     By   Kirby R. Willis
          Vice President, Chief Financial Officer and Treasurer
          (Principal Financial and Accounting Officer)

     By   /s/ Wayne Boston
          (Wayne Boston, Attorney-in-fact)

                                                       Date:  November 12, 2002

                       SAVANNAH ELECTRIC AND POWER COMPANY
                    Certification Of Chief Executive Officer
                   Per Section 302 Of The Sarbanes-Oxley Act

I, Anthony R. James, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Savannah Electric and Power Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002
                              /s/ Anthony R. James
                                Anthony R. James
                      President and Chief Executive Officer

                       SAVANNAH ELECTRIC AND POWER COMPANY
                    Certification Of Chief Financial Officer
                   Per Section 302 Of The Sarbanes-Oxley Act

I, Kirby R. Willis, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Savannah Electric and Power Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002
                               /s/ Kirby R. Willis
                                 Kirby R. Willis
              Vice President, Chief Financial Officer and Treasurer

                             SOUTHERN POWER COMPANY

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

          SOUTHERN POWER COMPANY

     By   /s/  William P. Bowers
          -------------------------------------------
          William P. Bowers
          President and Chief Executive Officer
          (Principal Executive Officer)

     By   /s/  Cliff S. Thrasher
          -------------------------------------------
          Cliff S. Thrasher
          Vice President, Comptroller and Chief Financial Officer
          (Principal Financial and Accounting Officer)

                                                  Date:   November 12, 2002

                             SOUTHERN POWER COMPANY
                    Certification Of Chief Executive Officer
                   Per Section 302 Of The Sarbanes-Oxley Act

I, William P. Bowers, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Southern Power
     Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002
                              /s/ William P. Bowers
                                William P. Bowers
                      President and Chief Executive Officer
                                      133

                             SOUTHERN POWER COMPANY
                    Certification Of Chief Financial Officer
                   Per Section 302 Of The Sarbanes-Oxley Act

I, Cliff S. Thrasher, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Southern Power
     Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002
                              /s/ Cliff S. Thrasher
                                Cliff S. Thrasher
             Vice President, Comptroller and Chief Financial Officer